Form 10-Q
period 1994-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1994-08-15
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    June 30, 1994.
(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from _________________ to _________________.

                         Commission File Number 0-19075


                     Jones Programming Partners 1-A, Ltd.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1088820
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                (303) 792-3111
                        -----------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                               No
     -----                                                                 -----

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                                June 30,          December 31,
                                                                                  1994               1993
                                                                               ----------         ------------
         ASSETS
         ------

CASH AND CASH EQUIVALENTS                                                      $  779,367         $  834,066

RECEIVABLES:
  Foreign income receivable                                                        94,778            489,410
  Domestic income receivable, net of unamortized
    discount of $18,231 and $28,202 at June 30, 1994 and
    December 31, 1993, respectively                                               256,769            246,798

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,284,312 and $7,112,777
    at June 30, 1994 and December 31, 1993, respectively                        1,624,962          1,787,342

OTHER ASSETS                                                                       25,619             17,154
                                                                               ----------         ----------

                 Total assets                                                  $2,781,495         $3,374,770
                                                                               ==========         ==========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                         June 30,                December 31,
                                                                           1994                      1993
                                                                        -----------              ------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                        $      -                 $    225,418
  Accrued distributions payable to partners                                 160,897                   160,897
  Accrued liabilities                                                         2,970                     6,006
                                                                        -----------              ------------

                 Total liabilities                                          163,867                   392,321
                                                                        -----------              ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                       1,000                     1,000
    Distributions                                                           (24,741)                  (21,523)
    Accumulated deficit                                                      (4,048)                   (3,618)
                                                                        -----------              ------------

                                                                            (27,789)                  (24,141)
                                                                        -----------              ------------
  Limited Partners -
    Contributed capital
      (12,743 units outstanding at June 30, 1994
      and December 31, 1993)                                              5,459,327                 5,459,327
    Distributions                                                        (2,449,334)               (2,130,758)
    Accumulated deficit                                                    (364,576)                 (321,979)
                                                                        -----------              ------------

                                                                          2,645,417                 3,006,590
                                                                        -----------              ------------

                 Total liabilities and  partners' capital
                   (deficit)                                            $ 2,781,495              $  3,374,770
                                                                        ===========              ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended         For the Six Months Ended
                                                                   June 30,                          June 30,
                                                         --------------------------        --------------------------

                                                           1994            1993              1994            1993
                                                         ---------      -----------        ---------      -----------
GROSS REVENUES                                           $ 145,908      $ 3,166,609        $ 182,554      $ 3,563,794

COSTS AND EXPENSES:
  Costs of filmed entertainment                           (126,721)      (3,049,257)        (171,535)      (3,385,652)
  Distribution fees and expenses                            (2,477)        (197,356)         (39,784)        (355,462)
  Operating, general and administrative expenses            (6,562)          (8,763)         (23,871)         (22,317)
                                                         ---------      -----------        ---------      -----------

OPERATING INCOME (LOSS)                                     10,148          (88,767)         (52,636)        (199,637)
                                                         ---------      -----------        ---------      -----------

INTEREST INCOME                                              5,057            1,949            9,609            3,074
                                                         ---------      -----------        ---------      -----------

NET INCOME (LOSS)                                        $  15,205      $   (86,818)       $ (43,027)     $  (196,563)
                                                         =========      ===========        =========      ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                        $     152      $      (868)       $    (430)     $    (1,966)
                                                         =========      ===========        =========      ===========

  Limited Partners                                       $  15,053      $   (85,950)       $ (42,597)     $  (194,597)
                                                         =========      ===========        =========      ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $    1.18      $     (6.74)       $   (3.34)     $    (15.27)
                                                         =========      ===========        =========      ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                               12,743           12,743           12,743           12,743
                                                         =========      ===========        =========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                            -----------------------------

                                                                               1994              1993
                                                                            ---------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (43,027)       $   (196,563)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Amortization of filmed entertainment costs                              171,535           3,385,652
      Amortization of discount                                                 (9,971)            (12,011)
      Decrease (increase) in foreign income receivable                        394,632             (43,518)
      Increase in other assets                                                 (8,465)             (1,314)
      Decrease in accrued liabilities and unearned revenue                     (3,036)         (2,029,165)
      Decrease in accounts payable to affiliates                             (225,418)            (13,409)
                                                                            ---------        ------------

         Net cash provided by operating activities                            276,250           1,089,672
                                                                            ---------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Production advances                                                          (9,155)           (360,945)
  Payment of production and overhead fee to General Partner                     -                (500,000)
                                                                            ---------        ------------

         Net cash used in investing activities                                 (9,155)           (860,945)
                                                                            ---------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                  (321,794)           (321,794)
                                                                            ---------        ------------

         Net cash used in financing activities                               (321,794)           (321,794)
                                                                            ---------        ------------

Decrease in cash and cash equivalents                                         (54,699)            (93,067)

Cash and cash equivalents, beginning of period                                834,066             203,963
                                                                            ---------        ------------

Cash and cash equivalents, end of period                                    $ 779,367        $    110,896
                                                                            =========        ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

              This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") at June 30, 1994 and December 31, 1993 and its results of its operations and its cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

              Jones Entertainment Group, Ltd., (the "General Partner") receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. In the past two years, the Partnership paid a total of $500,000 representing the production and overhead fee for "Curacao," which is recorded in Investment/Advances for Film Production on the Partnership's Unaudited Balance Sheets. It is not anticipated that the General Partner will receive any additional production and overhead fees from the Partnership as the Partnership is not expected to invest in any additional programming projects.


              The General Partner also is entitled to reimbursement from the Partnership for its direct expenses allocable to the operation of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. For the three month periods ended June 30, 1994 and 1993, $1,977 and $2,794, respectively, were charged to the Partnership for such expenses. For the six month periods ended June 30, 1994 and 1993, $2,220 and $5,571, respectively, were charged to the Partnership for such expenses.

(3)      INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

              In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000, which included a production and overhead fee of $300,000 paid to the General Partner. At June 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $251,746.

              The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in all markets except Canada in perpetuity. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these parties. The Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994, for an additional fee of $300,000. As of June 30, 1994, the Partnership had received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994.

              In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $94,190, of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a minimum guarantee of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8 percent, which created a discount of $79,157. This discount is being amortized over a four-year period as gross revenue in the Partnership's Unaudited Statements of Operations. For the three month periods ended June 30, 1994 and 1993, $5,035, and $6,065 of this discount is included in gross revenues, respectively. For the six month periods ended June 30, 1994 and 1993, $9,971 and $12,011 of this discount is included in gross revenues, respectively. The Partnership received $50,000 in October 1992, $75,000 in October 1993, and is scheduled to receive $75,000 and $200,000 in October 1994 and 1995, respectively.

              In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in foreign television and foreign home video markets for a period not to exceed ten years. At June 30, 1994, gross sales made under this arrangement totalled $1,104,911 of which $343,147 was retained by the distributor for its fees and marketing costs. The remaining $761,764 will be paid to the Partnership as collected by the distributor. At June 30, 1994, the Partnership had received $725,676 of such amount. The remainder will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from revenues in excess of the foreign television and home video advances described above, as well as future domestic cable television sales and domestic broadcast syndication.

         "The Story Lady"

              In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." "The Story Lady" was licensed for two runs over four years to the NBC television network. "The Story Lady" aired in December 1991 and 1992, which telecasts constitute full utilization of the NBC license. The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. At June 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $87,366.

              In May 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year for a license fee of $40,000. Of this license fee, $26,667 is expected to be received in the third quarter of 1994, with the remaining balance of $13,333 due in the fourth quarter of 1994.

              The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. At June 30, 1994, gross sales made by this distributor totalled $1,056,188, of which $279,941 will be retained by the distributor for its fees and marketing costs, with the remaining $776,247 belonging to the Partnership. At June 30, 1994, the Partnership had received $717,557 of such amounts. The remaining $58,690 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

         "Curacao"

              In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,432,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. At June 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,285,850.

              The Partnership has received license fees and a home video advance totalling $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues.

              In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $92,052, of which $23,013 was retained by the distributor for its fees. The remaining $69,039 has been received by the Partnership.

              The Partnership has recently contracted with an unaffiliated foreign sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the foreign sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above mediums for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the foreign sales agent. At June 30, 1994, the Partnership had recorded international gross revenues of $960,000, of which $294,763 was retained by the distributor for its fees and marketing costs, with the remaining $665,237 belonging to the Partnership. This balance had been received at June 30, 1994.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Capital Resources

         The Partnership's potential sources of capital are investments made by limited partners, advances or licensing proceeds pursuant to agreements with exhibitors and distributors, funds received from international, theatrical or home video presales, and funds made available to the Partnership through co-productions or joint ventures.

         The Partnership received limited partner subscriptions totalling $6,371,500, of which $5,495,419 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has distributed $36,092 of interest earned on these subscriptions. The Partnership has invested all of its net offering proceeds in film projects and at June 30, 1994 had $779,367 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects.

         The Partnership has outstanding amounts receivable from unaffiliated distributors totalling approximately $370,000 at June 30, 1994. Approximately $95,000 of this amount will be paid to the Partnership as collected by the distributors. The Partnership is due to receive approximately $275,000 for the domestic home video rights for "The Little Kidnappers", of which $75,000 and $200,000 is due in October 1994 and 1995, respectively.

Liquidity

         The Partnership's principal sources of liquidity are the funds described above and amounts received from exhibition or licensing of its programming.

         During 1990, the Partnership invested approximately $3,200,000 in a film entitled "The Little Kidnappers." Network presales to The Disney Channel and the Canadian Broadcasting Corporation totalling approximately $1,365,000 were collected by the Partnership upon delivery. The Partnership received $200,000 from The Disney Channel and is expected to receive an additional $100,000 in 1996 for the relicensing of "The Little Kidnappers" to The Disney Channel for an additional five years beginning January 1, 1994.

         In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $94,190 of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner , on behalf of the Partnership, entered into an agreement with an unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership received $50,000 in October 1992, $75,000 in October 1993, and is scheduled to receive $75,000 and $200,000 in October 1994 and 1995, respectively.

         In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in foreign television and foreign home video markets for a period not to exceed ten years. At June 30, 1994, gross sales make under this arrangement totalled $1,104,911, of which $343,147 was retained by the distributor for its fees and marketing costs. The remaining $761,764 will be paid to the Partnership as collected by the distributor. At June 30, 1994, the Partnership had received

$725,676, of such amount. The remainder will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from revenues in excess of the foreign television and home video advances described above, as well as future domestic cable television sales and domestic broadcast syndication.

         In April 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.

         In May 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year for a license fee of $40,000. This license fee is expected to be received by the fourth quarter of 1994. In addition, the film will be distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994.

         The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. Distribution revenues from these markets will be shared according to a formula, depending upon area, gross receipts, and other factors. At June 30, 1994, gross sales made by this distributor totalled $1,056,188, of which $279,941 will be retained by the distributor for its fees and marketing costs, with the remaining $776,247 belonging to the Partnership. At June 30, 1994, the Partnership had received $717,557 of such amounts. The remaining $58,690 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,432,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture.

         The Partnership has received license fees and other consideration of $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues.

              In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At June 30, 1994, gross sales made under this arrangement totalled $92,052, of which $23,013 was retained by the distributor for its fees. The remaining $69,039 has been received by the Partnership.

         The Partnership has recently contracted with an unaffiliated foreign sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the foreign sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above mediums for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the foreign sales agent. At June 30, 1994, the Partnership had recorded international gross revenues of $960,000, of which $294,763 was retained by the distribution for its fees and marketing costs, with the remaining $665,237 belonging to the Partnership. This balance had been received at June 30, 1994.

         In December 1993, the Partnership declared a distribution of $160,897 which was paid to the partners in February 1994. In March 1994, the Partnership declared a distribution of $160,897, which was paid to the partners in May 1994. In June 1994, the Partnership declared a distribution of $160,897, which will be paid to the partners in August 1994. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions.

         The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its obligations during 1994.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership decreased $3,020,701 from $3,166,609 for the three months ended June 30, 1993 to $145,908 for the three months ended June 30, 1994. Revenues of the Partnership decreased $3,381,240, from $3,563,794 for the six months ended June 30, 1993 to $182,554 for the six months ended June 30, 1994. These decreases were primarily the result of a decrease in foreign and domestic sales of "The Story Lady" which were $54,540 and $72,240, respectively, for the three and six month periods ended June 30, 1994 as compared to $489,570 and $770,904, respectively, for the same periods in 1993. International and domestic sales for "The Little Kidnappers" decreased approximately $18,743 and $115,648, respectively, for the three and six month periods ended June 30, 1994 compared to the amounts recognized for the same periods in 1993. Domestic revenues for "Curacao" decreased $2,566,928 for both the three and six month periods ended June 30, due to the recognition of license fee revenue of $2,650,000 in the second quarter of 1993.

         Filmed entertainment costs decreased $2,922,536, from $3,049,257 for the three months ended June 30, 1993 to $126,721 for the three months ended June 30, 1994. Filmed entertainment costs decreased $3,214,117, from $3,385,652 for the six months ended June 30, 1993 to $171,535 for the six months ended June 30, 1994. These decreases were the result of decreased revenues as mentioned above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses decreased $194,879, from $197,356 for the three months ended June 30, 1993 to $2,477 for the three months ended June 30, 1994. Distribution fees and expenses decreased $315,678, from $355,462 for the six months ended June 30, 1993 to $39,784 for the six months ended June 30, 1994. These decreases were the result of decreases in domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the international television and home video markets.

         Operating, general and administrative expense decreased $2,201, from $8,763 for the three months ended June 30, 1993 to $6,562 for the three months ended June 30, 1994. Operating, general and administrative expense increased $1,554, from $22,317 for the six months ended June 30, 1993 to $23,871 for the six months ended June 30, 1994. These changes were primarily the result of the royalties paid in to the writer of "The Little Kidnappers" totalling $485 and $13,222, respectively, for the three and six months ended June 30, 1994 as compared to $4,240 and $10,946,respectively, for the similar periods in 1993.

         Interest income increased $3,108, from $1,949 for the three months ended June 30, 1993 to $5,057 for the three months ended June 30, 1994. Interest income increased $6,535, from $3,074 for the six months ended June 30, 1993 to $9,609 for the six months ended June 30, 1994. These increases in interest income were the result of higher average cash balances invested during 1994 as compared to average balances invested in 1993.

                          Part II - OTHER INFORMATION

NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.
                                        BY:   JONES ENTERTAINMENT GROUP, LTD.
                                              General Partner




                                        By:   /s/ THEODORE A. HENDERSON
                                              Theodore A. Henderson
                                              Principal Financial and
                                              Accounting Officer

Dated:  August 12, 1994