Form 10-Q
period 1994-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1994-11-14
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _____________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                           No
   --------                                                          --------

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                             September 30,          December 31,
                                                                                  1994                   1993
                                                                             -------------          ------------
         ASSETS
         ------

CASH AND CASH EQUIVALENTS                                                     $  685,389              $  834,066

RECEIVABLES:
  Foreign income receivable                                                      103,857                 489,410
  Domestic income receivable, net of unamortized
    discount of $13,096 and $28,202 at September 30, 1994 and
    December 31, 1993, respectively                                              261,904                 246,798

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,322,790 and $7,112,777
    at September 30, 1994 and December 31, 1993, respectively                  1,586,303               1,787,342

OTHER ASSETS                                                                      12,867                  17,154
                                                                              ----------              ----------

                 Total assets                                                 $2,650,320              $3,374,770
                                                                              ==========              ==========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                          September 30,            December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1994                     1993
         -------------------------------------------                      -------------            ------------
LIABILITIES:
  Accounts payable to affiliates                                           $         -              $    225,418
  Accrued distributions payable to partners                                     160,897                  160,897
  Accrued liabilities                                                             4,798                    6,006
                                                                           ------------             ------------

                 Total liabilities                                              165,695                  392,321
                                                                           ------------             ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                           1,000                    1,000
    Distributions                                                               (26,350)                 (21,523)
    Accumulated deficit                                                          (3,769)                  (3,618)
                                                                           ------------             ------------

                                                                                (29,119)                 (24,141)
                                                                           ------------             ------------
  Limited Partners -
    Contributed capital
      (12,743 units outstanding at September 30, 1994
      and December 31, 1993)                                                  5,459,327                5,459,327
    Distributions                                                            (2,608,622)              (2,130,758)
    Accumulated deficit                                                        (336,961)                (321,979)
                                                                           ------------             ------------

                                                                              2,513,744                3,006,590
                                                                           ------------             ------------

                 Total liabilities and  partners' capital
                   (deficit)                                               $  2,650,320             $  3,374,770
                                                                           ============             ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended         For the Nine Months Ended
                                                                 September 30,                     September 30,
                                                          ------------------------          -------------------------
                                                            1994            1993              1994            1993
                                                          --------         -------          --------       ----------
GROSS REVENUES                                            $ 80,375         $18,986          $ 262,929       $3,582,780

COSTS AND EXPENSES:
  Costs of filmed entertainment                             38,478          12,476            210,013        3,398,128
  Distribution fees and expenses                            13,782           5,687             53,566          361,149
  Operating, general and administrative expenses             6,735           9,520             30,606           31,837
                                                          --------         -------          ---------       ----------

OPERATING INCOME (LOSS)                                     21,380          (8,697)           (31,256)        (208,334)
                                                          --------         -------          ---------       ----------

INTEREST INCOME                                              6,514             678             16,123            3,752
                                                          --------         -------          ---------       ----------

NET INCOME (LOSS)                                         $ 27,894         $(8,019)         $ (15,133)      $ (204,582)
                                                          ========         =======          =========       ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                         $    279         $   (80)         $    (151)      $   (2,046)
                                                          ========         =======          =========       ==========

  Limited Partners                                        $ 27,615         $(7,939)         $ (14,982)      $ (202,536)
                                                          ========         =======          =========       ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                        $   2.17         $  (.62)         $   (1.18)      $   (15.89)
                                                          ========         =======          =========       ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                               12,743          12,743             12,743           12,743
                                                          ========         =======          =========       ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                              ---------------------------------
                                                                                 1994                  1993
                                                                              ---------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $ (15,133)           $  (204,582)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Amortization of filmed entertainment costs                                210,013              3,398,128
      Amortization of discount                                                  (15,106)               (18,197)
      Decrease in foreign income receivable                                     385,553                179,674
      Decrease (increase) in other assets                                         4,287                (58,638)
      Decrease in accrued liabilities and unearned revenue                       (1,208)            (2,028,254)
      Increase (decrease) in accounts payable to affiliates                    (225,418)                36,398
                                                                              ---------            -----------

         Net cash provided by operating activities                              342,988              1,304,529
                                                                              ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Production advances                                                            (8,974)              (351,116)
  Payment of production and overhead fee to General Partner                      -                    (500,000)
                                                                              ---------            -----------

         Net cash used in investing activities                                   (8,974)              (851,116)
                                                                              ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                    (482,691)              (482,691)
                                                                              ---------            -----------

         Net cash used in financing activities                                 (482,691)              (482,691)
                                                                              ---------            -----------

Decrease in cash and cash equivalents                                          (148,677)               (29,278)

Cash and cash equivalents, beginning of period                                  834,066                203,963
                                                                              ---------            -----------

Cash and cash equivalents, end of period                                      $ 685,389            $   174,685
                                                                              =========            ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

              This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") at September 30, 1994 and December 31, 1993 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

              Jones Entertainment Group, Ltd. (the "General Partner") receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. In the past two years, the Partnership paid a total of $500,000 in such fees to the General Partner representing the production and overhead fee for "Curacao," which is recorded in Investment/Advances for Film Production on the Partnership's Unaudited Balance Sheets. It is not anticipated that the General Partner will receive any additional production and overhead fees from the Partnership as the Partnership is not expected to invest in any additional programming projects.

              The General Partner also is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, for the three month periods ended September 30, 1994 and 1993, only $1,905 and $607, respectively, were charged to the Partnership for such expenses and for the nine month periods ended September 30, 1994 and 1993, only $4,125 and $6,178, respectively, were charged to the Partnership for such expenses.

(3)      INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

              In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000, which included a production and overhead fee of $300,000 paid to the General Partner. At September 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $254,983.

              The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in all markets except Canada in perpetuity. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994, for an additional fee of $300,000. As of September 30, 1994, the Partnership had received $200,000 of such fee from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994.

              In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16 mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels, or other institutional or commercial enterprises). At September 30, 1994, gross sales made under this arrangement totalled $94,190, of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a minimum guarantee of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8 percent, which created a discount of $79,157. This discount is being amortized over a four-year period as gross revenue in the Partnership's Unaudited Statements of Operations. For the three month periods ended September 30, 1994 and 1993, $5,135, and $6,186 of this discount is included in gross revenues, respectively. For the nine month periods ended September 30, 1994 and 1993, $15,106 and $18,197 of this discount is included in gross revenues, respectively. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

              In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in international television and international home video markets for a period not to exceed ten years. At September 30, 1994, gross sales made under this arrangement totalled $1,123,219 of which $348,640 was retained by the distributor for its fees and marketing costs. The remaining $774,579 will be paid to the Partnership as collected by the distributor. At September 30, 1994, the Partnership had received $726,277 of such amount. The remaining $48,302 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from revenues in excess of the international television and home video advances described above, as well as future domestic cable television sales and domestic broadcast syndication.

         "The Story Lady"

              In 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for world-wide distribution rights to this film. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. At September 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $70,431.

              In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At September 30, 1994, gross sales made under this arrangement totalled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the fourth quarter of 1994.

              The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. At September 30, 1994, gross sales made by this distributor totalled $1,061,013, of which $281,244 will be retained by the distributor for its fees and marketing costs, with the remaining $779,769 belonging to the Partnership. At September 30, 1994, the Partnership had received $724,214 of such amounts. The remaining $55,555 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

         "Curacao"

              In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,432,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. At September 30, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,260,889.

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

              In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At September 30, 1994, gross sales made under this arrangement totalled $117,358, of which $29,340 was retained by the distributor for its fees. The remaining $88,018 has been received by the Partnership.

              The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. At September 30, 1994, the Partnership had recorded international gross revenues of $960,000, of which $294,763 was retained by the distributor for its fees and marketing costs, and the remaining $665,237 had been received by the Partnership at September 30, 1994.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Capital Resources

         The Partnership's potential sources of capital are funds to be received from the domestic and international distribution of the Partnership's programming.

         The Partnership received limited partner subscriptions totalling $6,371,500, of which $5,495,419 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has invested all of its net offering proceeds in film projects and at September 30, 1994 had $685,389 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects.

         The Partnership had outstanding amounts receivable from unaffiliated distributors totalling approximately $379,000 at September 30, 1994. Approximately $104,000 of this amount will be paid to the Partnership as collected by the distributors. At September 30, 1994, the Partnership was due to receive approximately $275,000 for the domestic home video rights for "The Little Kidnappers," of which $75,000 was received in October 1994 and $200,000 is due in October 1995.

Liquidity

         The Partnership's principal sources of liquidity are amounts to be received from the domestic and international distribution of its programming.

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

         In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets. At September 30, 1994, gross sales made under this arrangement totalled $94,190 of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994, and is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

         In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in international television and international home video markets for a period not to exceed ten years. At September 30, 1994, gross sales make under this arrangement totalled $1,123,219, of which $348,640 was retained by the distributor for its fees and marketing costs.

The remaining $774,579 will be paid to the Partnership as collected by the distributor. At September 30, 1994, the Partnership had received $726,277 of such amount. The remaining $48,302 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from revenues in excess of the international television and home video advances described above, as well as future domestic cable television sales and domestic broadcast syndication.

         In 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for world-wide distribution rights to this film. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.

         In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At September 30, 1994, gross sales made under this arrangement totalled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the fourth quarter of 1994. In addition, the film will be distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994.

         The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. Distribution revenues from these markets will be shared according to a formula, depending upon area, gross receipts, and other factors. At September 30, 1994, gross sales made by this distributor totalled $1,061,013, of which $281,244 will be retained by the distributor for its fees and marketing costs, with the remaining $779,769 belonging to the Partnership. At September 30, 1994, the Partnership had received $724,214 of such amounts. The remaining $55,555 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

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

         In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At September 30, 1994, gross sales made under this arrangement totalled $117,358, of which $29,340 was retained by the distributor for its fees. The remaining $88,018 has been received by the Partnership.

         The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. At September 30, 1994, the Partnership had recorded international gross revenues of $960,000, of which $294,763 was retained by the distribution for its fees and marketing costs, and the remaining $665,237 had been received by the Partnership at September 30, 1994.

         In December 1993, the Partnership declared a distribution of $160,897 which was paid to the partners in February 1994. In March 1994, the Partnership declared a distribution of $160,897, which was paid to the partners in May 1994. In June 1994, the Partnership declared a distribution of $160,897, which was paid to the partners in August 1994. In September 1994, the Partnership declared a distribution of $160,897, which will be paid to the partners in November 1994. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions.

         The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its presently anticipated obligations.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $61,389, from $18,986 for the three months ended September 30, 1993 to $80,375 for the three months ended September 30, 1994. This increase was primarily the result of an increase in international and domestic sales of "The Story Lady" which were $31,494 for the three months ended September 30, 1994 as compared to $0 for the similar period in 1993. Domestic sales of "Curacao" also contributed to the increase in revenues, which resulted in revenues of $25,306 for the three month period ended September 30, 1994 as compared to $0 for the similar period in 1993. Revenues of the Partnership decreased $3,319,851, from $3,582,780 for the nine months ended September 30, 1993 to $262,929 for the nine months ended September 30, 1994. This decrease was primarily due to the recognition of the license fee revenue for "Curacao" of $2,650,000 in the second quarter of 1993 and the fact that the Partnership received no similar license fee for any of its programming during the first nine months of 1994. International and domestic sales of "The Story Lady" decreased $667,171, from $770,905 for the nine month period ended September 30, 1993 as compared to $103,734 for the same period in 1994. International and domestic sales for "The Little Kidnappers" decreased approximately $111,058 for the nine month period ended September 30, 1994, from $161,875 in 1993 to $50,817 for the same period in 1994.

         Filmed entertainment costs increased $26,002, from $12,476 for the three months ended September 30, 1993 to $38,478 for the three months ended September 30, 1994. Filmed entertainment costs decreased $3,188,115, from $3,398,128 for the nine months ended September 30, 1993 to $210,013 for the nine months ended September 30, 1994. These changes were the result of the changes in revenues as mentioned above because filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses increased $8,095, from $5,687 for the three months ended September 30, 1993 to $13,782 for the three months ended September 30, 1994. Distribution fees and expenses decreased $307,583, from $361,149 for the nine months ended September 30, 1993 to $53,566 for the nine months ended September 30, 1994. These changes were the result of changes in domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the international television and home video markets.

         Operating, general and administrative expense decreased $2,785, from $9,520 for the three months ended September 30, 1993 to $6,735 for the three months ended September 30, 1994. Operating, general and administrative expense decreased $1,231, from $31,837 for the nine months ended September 30, 1993 to $30,606 for the nine months ended September 30, 1994. These decreases were primarily the result of the royalties paid to the writer of "The Little Kidnappers" totalling $2,252 and $15,474, respectively, for the three and nine months ended September 30, 1994 as compared to $4,861 and $15,807, respectively, for the similar periods in 1993.

         Interest income increased $5,836, from $678 for the three months ended September 30, 1993 to $6,514 for the three months ended September 30, 1994. Interest income increased $12,371, from $3,752 for the nine months ended September 30, 1993 to $16,123 for the nine months ended September 30, 1994. These increases in interest income were the result of higher average cash balances invested during 1994 as compared to average balances invested in 1993.

         The Partnership recognized a net loss of $8,019 for the three months ended September 30, 1993 compared to net income of $27,894 for the similar period in 1994. This increase is primarily due to an increase in revenues which was only partially offset by an increase in the costs of filmed entertainment. The Partnership recognized a net loss of $204,582 for the nine month period ended September 30, 1993 compared to a net loss of $15,133 for the similar period in 1994. This decrease is primarily due to a decrease in costs of filmed entertainment and distribution fees and expenses exceeding the decreases in revenues and also due to the increase in interest income.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.
                                        BY:   JONES ENTERTAINMENT GROUP, LTD.
                                              General Partner




                                        By:    /s/ THEODORE A. HENDERSON
                                                   Theodore A. Henderson
                                                   Principal Financial and
                                                   Accounting Officer

Dated:  November 11, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule