Form 10-K
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1995-03-30
CIK 873800

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from    ______ to ______

Commission file number:   0-19075

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                                                             84-1088820
         --------                                                                             ----------
(State of Organization)                                                              (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                                 (303) 792-3111
---------------------------------------------                                                 --------------
(Address of principal executive office and Zip Code)                         (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes     x                                  No
                           ---                                    ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     --------------


                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and distribute original programming (the "Programming"). The Partnership generates revenues from the licensing of the Programming. Available cash not distributed to the partners is expected to be invested in additional Programming projects that meet the investment objectives of the Partnership.

         The Partnership engages primarily in the business of acquiring, developing, producing and distributing original programming ("Programming") to be owned by the Partnership. As of December 31, 1994, the Partnership had three Programming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." Following is a description of these Programming projects.

         The Little Kidnappers. In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnapers." The total film cost was approximately $3,200,000, and the Partnership has invested its share of approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $132,701. From inception to December 31, 1994, the Partnership has recognized approximately $2,877,000 of revenue from this film.

         The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in all markets except Canada in perpetuity. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994, for an additional fee of $300,000. As of December 31, 1994, the Partnership had received $200,000 of such fee from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994.

         In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16 mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). At December 31, 1994, gross sales made under this arrangement totaled $94,190 of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. This discount is being amortized over a four-year period. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and
is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

         In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years, which ends in November 1996. At December 31, 1994, gross sales made under this arrangement totaled $1,133,123, of which $351,608 was retained by the distributor for its fees and marketing costs. The remaining $781,515 will be paid to the Partnership as collected by the distributor. At December 31, 1994, the Partnership had received $742,795 of such amount. The remaining $38,720 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

         The Story Lady. In 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for world-wide distribution rights to this film. Included in the total amount invested in "The Story Lady" is a production and overhead fee of $120,000 paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $63,064. From inception to December 31, 1994, the Partnership has recognized approximately $1,398,000 of revenue from this film.

         In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At December 31, 1994, gross sales made under this arrangement totaled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the second quarter of 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. At December 31, 1994, gross sales under this arrangement totaled $159,317, which were applied towards the General Partner's recoupment of its distribution costs.
Any additional sales, net of fees, will flow to the Partnership.

         The Partnership has sub-licensed certain distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. At December 31, 1994, gross sales from the distribution of "The Story Lady" totaled $1,061,013, of which $281,244 was retained by the distributor for its fees and marketing costs, with the remaining $779,769 belonging to the Partnership. At December 31, 1994, the Partnership had received $746,815 of such amounts. The remaining $32,954 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

         Curacao. In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,432,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,255,123. From inception to December 31, 1994, the Partnership has recognized approximately $3,734,000 of revenue from this film.

         The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any revenues from the domestic home video distribution of "Curacao."

         In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At

December 31, 1994, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees. The remaining $88,018 has been received by the Partnership.

         The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in these media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. The General Partner expects the Partnership to receive these proceeds over the next twelve months. At December 31, 1994, the Partnership had recorded international gross revenues of $965,846, of which $295,640 was retained by the distributor for its fees and marketing costs, and the remaining $670,206 had been received by the Partnership at December 31, 1994.

         During 1994, the Partnership declared distributions totaling $643,588. At December 31, 1994, all of these distributions had been paid except for $160,897, which was paid in February 1995. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets.

         The Partnership is in competition with many other organizations that acquire, develop, produce and exploit programming, many of which have far greater financial and personnel resources. These include the major film studios, independent production companies, cable television networks and distributors. Also, there is substantial competition in the industry for a limited number of writers, producers, directors, actors and properties that are able to attract major distribution in the various media and markets throughout the world. Television itself competes with many other forms of entertainment. Many writers, performers, directors and technical personnel who may be involved in the Programming are members of guilds or unions that bargain collectively with producers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could significantly delay or stop the production of Programming, which may result in increased production costs and delayed or reduced returns to investors.

         There is intense competition within the television programming industry for exhibition time on cable television networks, domestic broadcast networks, independent television stations and foreign television. In addition to this substantial competition, not all productions are licensed in all media. In recent years, the number of television production companies and the volume of programming have increased, thereby intensifying this competition. The Programming will be based on ideas, scripts and screenplays approved for production by the General Partner. Acceptance of the Programming in certain distribution media may be limited and the Programming will compete with other types of television programming in all distribution media.

                              ITEM 2.  PROPERTIES

         See Item 1.

                           ITEM 3.  LEGAL PROCEEDINGS

         None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 723.

ITEM 6.  SELECTED FINANCIAL DATA


                                                              For the Year Ended December 31,
                                      --------------------------------------------------------------------------
                                           1994          1993          1992          1991           1990
                                      --------------------------------------------------------------------------
Gross Revenues                        $  413,756     $4,839,139      $ 865,228   $  478,743     $1,413,022
Costs of Filmed Entertainment            345,428      4,622,494        746,550      445,956      1,297,777
Distribution Fees and Expenses            62,209        543,763        273,040        5,355        171,900
Operating, General and Administrative
  Expenses                                38,723         38,519         48,173       21,280         40,459
Operating Income (Loss)                  (32,604)      (365,637)      (202,535)       6,152        (97,114)
Net Income (Loss)                         (9,389)      (360,874)      (124,368)     169,036        (67,680)
Net Income (Loss) per Limited
  Partnership Unit                          (.73)        (28.04)         (9.66)       13.13          (6.81)
Weighted Average Number of Limited
  Partnership Units Outstanding           12,743         12,743         12,743       12,743          9,843
General Partner's Deficit                (30,671)       (24,141)       (14,096)      (6,577)        (2,603)
Limited Partners' Capital              2,360,143      3,006,590      4,001,007    4,745,354      5,138,763
Total Assets                           2,498,982      3,374,770      6,972,638    5,772,382      5,445,094
Debt                                        -              -              -            -              -
General Partner Advances                   1,100        225,418        292,055      138,685        179,113


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations


1994 Compared to 1993

     Revenues of the Partnership decreased $4,425,383, from $4,839,139 in 1993 to $413,756 in 1994. This decrease was primarily due to the recognition of the license fee revenue for "Curacao" of $2,650,000 and international home video revenues of $960,000 in 1993 and the fact that the Partnership received no similar license fee for any of its programming during 1994. International and domestic sales of "Curacao" decreased $3,505,776, from $3,620,000 in 1993 to $114,224 in 1994. International and domestic sales of "The Story Lady" decreased $665,951, from $783,384 for 1993 as compared to $117,433 in 1994.
International and domestic sales for "The Little Kidnappers" decreased approximately $253,656, from $435,755 in 1993 to $182,099 in 1994.

     Filmed entertainment costs decreased $4,277,066, from $4,622,494 in 1993 to $345,428 in 1994. This decrease was the result of the decrease in revenues as mentioned above because filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

     Distribution fees and expenses decreased $481,554, from $543,763 in 1993 to $62,209 in 1994. This decrease was the result of decreases in domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the international television and home video markets.

     Interest income increased $18,452, from $4,763 in 1993 to $23,215 in 1994. This increase in interest income was the result of higher average cash balances invested during 1994 as compared to average balances invested in 1993.

     The Partnership recognized a net loss of $360,874 in 1993 compared to a net loss of $9,389 in 1994. This decrease in net loss is primarily due to a decrease in costs of filmed entertainment and distribution fees and expenses exceeding the decrease in revenues and also due to an increase in interest income.

1993 Compared to 1992

     Revenues of the Partnership increased $3,973,911, from $865,228 in 1992 to $4,839,139 in 1993. This increase was primarily the result of foreign and domestic sales of "The Story Lady" being recognized during 1993 over the amount recognized in 1992, and the recognition of license fee revenue of $2,650,000 and international theatrical and home video sales totaling $960,000 for "Curacao" in 1993.

     Filmed entertainment costs increased $3,875,944, from $746,550 in 1992 to $4,622,494 in 1993. This change was the result of the change in revenues as mentioned above. Filmed entertainment costs are amortized over the life of each film in the ratio that current gross revenues bear to anticipated total gross revenues. Filmed entertainment costs as a percentage of revenue increased in 1993 compared to 1992 due to the mix of revenues generated by the films.

     Distribution fees and expenses increased $270,723, from $273,040 in 1992 to $543,763 in 1993. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's film productions in the international television and home video markets.

     Operating, general and administrative expenses decreased $9,654, from $48,173 in 1992 to $38,519 in 1993. This decrease was primarily due to a decrease in the direct expense allocable to the operation of the Partnership from the General Partner.

     Interest income decreased $73,404, from $78,167 in 1992 to $4,763 in 1993. This decrease in interest income was the result of lower average cash balances invested during 1993 as compared to average balances invested in 1992.

                              Financial Condition

     Jones Programming Partners 1-A, Ltd. was formed on April 17, 1989. The principal objectives of the Partnership are to own a group of programming assets and to license the rights to the programming on television and in other media throughout the world. The Partnership intends to achieve these objectives by producing or acquiring movies, mini-series, events, specials and other types of programming.


Capital Resources

     The Partnership's potential sources of capital are funds to be received from the domestic and international distribution of the Partnership's programming.

     The Partnership received limited partner subscriptions totaling $6,371,500, of which $5,495,419 was available for investment after payment of sales commissions and other organizational and offering costs. The Partnership has invested all of its net offering proceeds in film projects and at December 31, 1994 had $668,088 in cash. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects.

     The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $385,000 at December 31, 1994. Approximately $185,000 of this amount will be paid to the Partnership as collected by the distributors and $200,000 of this amount, which represents the final payment for the domestic home video rights for "The Little Kidnappers," is due in October 1995.

Liquidity

     The Partnership's principal sources of liquidity are amounts to be received from the domestic and international distribution of its programming.

     During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." Network presales to The Disney Channel and the Canadian Broadcasting Corporation totaling approximately $1,365,000 were collected by the Partnership upon delivery. The Partnership received $200,000 from The Disney Channel and is expected to receive an additional $100,000 in 1996 for the relicensing of "The Little Kidnappers" to The Disney Channel for an additional five years beginning January 1, 1994.

     In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16 mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels, or other institutional or commercial enterprises). At December 31, 1994, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994, and is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

     In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in international television and international home video markets for a period not to exceed ten years. At December 31, 1994, gross sales made under this arrangement totaled $1,133,123, of which $351,608 was retained by the distributor for its fees and marketing costs. The remaining $781,515 will be paid to the Partnership as collected by the distributor. At December 31, 1994, the Partnership had received $742,795 of such amount. The remaining $38,720 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

     In 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for worldwide distribution rights to this film.

     In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At December 31, 1994, gross sales made under this arrangement totaled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the second quarter of 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. At December 31, 1994, gross sales under this arrangement totaled $159,317, which were applied towards the General Partner's recoupment of its distribution costs.
Any additional sales, net of fees, will flow to the Partnership.

     The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. Distribution revenues from these markets will be shared according to a formula, depending upon area, gross receipts, and other factors. At December 31, 1994, gross sales made by this distributor totaled $1,061,013, of which $281,244 will be retained by the distributor for its fees and marketing costs, with the remaining $779,769 belonging to the Partnership. At December 31, 1994, the Partnership had received $746,815 of such amounts. The remaining $32,954 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

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

     The Partnership has received license fees and other consideration of $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any revenues from the domestic home video distribution of "Curacao."

     In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At December 31, 1994, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees. The remaining $88,018 has been received by the Partnership.

     The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide to "Curacao." The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provides for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. At December 31, 1994, the Partnership had recorded international gross revenues of $965,846, of which $295,640 was retained by the distributor for its fees and marketing costs, and the remaining $670,206 had been received by the Partnership at December 31, 1994.

     In December 1993, the Partnership declared a distribution of $160,897, which was paid to the partners in February 1994. During 1994, the Partnership declared distributions totaling $643,588, of which $160,897 had not been paid to the partners as of December 31, 1994, and which was paid to the partners in February 1995. These distributions were made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

     The General Partner believes that the Partnership has, and will continue to have, sufficient sources of capital available to conduct its operations and to meet its obligations during 1995.

Item 8.  Financial Statements

                     JONES PROGRAMMING PARTNERS 1-A, LTD.

                             FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1994 AND 1993

                                    INDEX



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   11

Balance Sheets                                                             12

Statements of Operations                                                   14

Statements of Partners' Capital (Deficit)                                  15

Statements of Cash Flows                                                   16

Notes to Financial Statements                                              17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Programming Partners 1-A, Ltd.:

     We have audited the accompanying balance sheets of Jones Programming Partners 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 22, 1995.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                        ---------------------------------------

                                                                             1994                     1993
                                                                        --------------           --------------
         ASSETS
         ------

CASH AND CASH EQUIVALENTS                                                 $  668,088              $  834,066

RECEIVABLES:
  Foreign income receivable                                                  185,007                 489,410
  Domestic income receivable, net of unamortized
    discount of $7,858 and $28,202 at December 31, 1994
    and 1993, respectively                                                   192,142                 246,798

INVESTMENT/ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,458,205 and $7,112,777
    at December 31, 1994 and 1993, respectively                            1,450,888               1,787,342

OTHER ASSETS                                                                   2,857                  17,154
                                                                           ---------               ---------

                 Total assets                                             $2,498,982              $3,374,770
                                                                           =========               =========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                         ------------------------------------

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1994                  1993
         -------------------------------------------                     -----------             ------------
LIABILITIES:
  Accounts payable to affiliates                                         $     1,100             $   225,418
  Accrued distributions payable to partners                                  160,897                 160,897
  Accrued liabilities                                                          7,513                   6,006
                                                                          ----------              ----------

                 Total liabilities                                           169,510                 392,321
                                                                          ----------              ----------


PARTNERS' CAPITAL (DEFICIT):
  General Partner -
    Contributed capital                                                        1,000                   1,000
    Distributions                                                            (27,959)                (21,523)
    Accumulated deficit                                                       (3,712)                 (3,618)
                                                                          ----------              ----------

                                                                             (30,671)                (24,141)
                                                                          ----------              ----------
  Limited Partners -
    Contributed capital
      (12,743 units outstanding at December 31, 1994
      and 1993)                                                            5,459,327               5,459,327
    Distributions                                                         (2,767,910)             (2,130,758)
    Accumulated deficit                                                     (331,274)               (321,979)
                                                                          ----------              ----------

                                                                           2,360,143               3,006,590
                                                                          ----------              ----------

                 Total liabilities and  partners' capital
                   (deficit)                                             $ 2,498,982             $ 3,374,770
                                                                          ==========              ==========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                  For the Year Ended December 31,
                                                     --------------------------------------------------------

                                                          1994                 1993                1992
                                                     --------------       --------------      ---------------
GROSS REVENUES                                         $ 413,756          $ 4,839,139          $   865,228

COSTS AND EXPENSES:
  Costs of filmed entertainment                          345,428            4,622,494              746,550
  Distribution fees and expenses                          62,209              543,763              273,040
  Operating, general and administrative
    expenses                                              38,723               38,519               48,173
                                                        --------          -----------           ----------

OPERATING LOSS                                           (32,604)            (365,637)            (202,535)
                                                        --------          -----------           ----------

INTEREST INCOME                                           23,215                4,763               78,167
                                                        --------          -----------           ----------

NET LOSS                                               $  (9,389)         $  (360,874)         $  (124,368)
                                                        ========           ==========           ==========

ALLOCATION OF NET LOSS:
  General Partner                                      $     (94)         $    (3,609)         $    (1,244)
                                                        ========           ==========           ==========

  Limited Partners                                     $  (9,295)         $  (357,265)         $  (123,124)
                                                        ========           ==========           ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $    (.73)         $    (28.04)         $     (9.66)
                                                        =========          ==========           ==========

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                               12,743               12,743               12,743
                                                       =========           ==========           ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                                                    For the Year Ended December 31,
                                                     --------------------------------------------------------

                                                          1994                 1993                1992
                                                     --------------       --------------      ---------------
GENERAL PARTNER:
  Balance, beginning of year                          $  (24,141)          $  (14,096)          $   (6,577)
  Distributions                                           (6,436)              (6,436)              (6,275)
  Net loss for year                                          (94)              (3,609)              (1,244)
                                                       ----------           ---------           ----------

  Balance, end of year                                $  (30,671)          $  (24,141)          $  (14,096)
                                                       =========            =========            =========

LIMITED PARTNERS:
  Balance, beginning of year                          $3,006,590           $4,001,007           $4,745,354
  Distributions                                         (637,152)            (637,152)            (621,223)
  Net loss for year                                       (9,295)            (357,265)            (123,124)
                                                       ---------            ---------            ---------

  Balance, end of year                                $2,360,143           $3,006,590           $4,001,007
                                                       =========            =========            =========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                          For the Year Ended December 31,
                                                                 ------------------------------------------------

                                                                       1994           1993              1992
                                                                 ---------------  -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $  (9,389)     $  (360,874)     $  (124,368)
    Adjustments to reconcile net loss
        to net cash provided by operating activities:
          Amortization of filmed entertainment costs                  345,428        4,622,494          746,550
          Amortization of discount                                    (20,344)         (24,507)         (26,448)
          Decrease (increase) in foreign distribution
              receivable, net of distribution fees                    304,403          (85,227)        (191,397)
          Decrease in domestic income receivable                       75,000           75,000           50,000
          Decrease (increase) in other assets                          14,297           (1,380)         (15,774)
          Increase (decrease) in accounts payable to affiliates      (224,318)         (66,637)         153,370
          Increase (decrease) in trade accounts payable and
             accrued liabilities                                        1,507           (3,644)           9,537
          Increase (decrease) in unearned revenue                        -          (2,023,125)       2,023,125
                                                                     --------       ----------       ----------

         Net cash provided by operating activities                    486,584        2,132,100        2,624,595
                                                                     --------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Production advances                                                (8,974)        (358,409)      (4,597,249)
    Distribution rights payable                                           -               -            (750,000)
    Payment of production and overhead fee
       to General Partner                                                 -           (500,000)         500,000
                                                                     ---------      ----------       -----------

         Net cash used in investing activities                         (8,974)        (858,409)      (4,847,249)
                                                                     ---------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                        (643,588)        (643,588)        (627,498)
    Increase in accrued distributions to partners                        -                -              16,090
                                                                     --------       ----------       ----------

         Net cash used in financing activities                       (643,588)        (643,588)        (611,408)
                                                                     --------       ----------       ----------

Increase (decrease) in cash and cash equivalents                     (165,978)         630,103       (2,834,062)

Cash and cash equivalents, beginning of year                          834,066          203,963        3,038,025
                                                                     --------       ----------       ----------

Cash and cash equivalents, end of year                              $ 668,088      $   834,066      $   203,963
                                                                     ========       ==========       ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND BUSINESS

              Jones Programming Partners 1-A, Ltd. (the "Partnership"), organized in April 1989, is a limited partnership formed under Colorado law to engage in the business of acquiring, developing and owning rights to and arranging for the production and licensing of original entertainment programming. Jones Entertainment Group, Ltd. is the "General Partner" of the Partnership.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents

              Cash and cash equivalents include cash on hand, amounts in banks and highly liquid investments purchased with a maturity of three months or less.

         Film Revenue Recognition

              The Partnership recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and foreign licensing agreements for programming, which may include the receipt by the Partnership of non-refundable guaranteed amounts, are recognized when license fees or other revenues are known and the film is available for exhibition or telecast, providing other conditions of sale, as prescribed by SFAS No. 53, have been met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are achieved. Distribution revenue receivable for greater than one year is discounted in the accompanying financial statements based on the Partnership's imputed cost of borrowing.

         Investment/Advances in Film Productions

              Investment in film costs consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, production and overhead fees payable to the General Partner have been capitalized and included as investment in film costs. The investment in film costs will be amortized in the same ratio that current year gross revenues bear to total estimated ultimate gross revenues on an individual film basis. Estimated losses, if any, will be provided for in full when determined by the General Partner. Repayment of production advances will be applied to reduce amounts outstanding when received.

         Distribution Costs

              Distribution fees and distribution expenses incurred in connection with film distribution in any market are recorded when the related license fees are recorded as revenue in the Partnership's Statements of Operations. The Partnership expenses its costs of advertising the first time the advertising takes place.

(3)      CONTRIBUTED CAPITAL

              The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No existing limited partner is obligated to make any additional contributions to Partnership capital.

              The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

              Profits, losses and distributions of the Partnership will be allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner. Interest income earned prior to the start of the Partnership's first production was allocated 100 percent to the limited partners.

(4)      TRANSACTIONS WITH THE PARTNERSHIP AND AFFILIATED ENTITIES

              The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of direct costs or budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. In the past three years, the Partnership paid a $500,000 production and overhead fee for "Curacao."

              The General Partner also is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, for the years ended December 31, 1994, 1993 and 1992, only direct expenses of $6,535, $3,280 and $11,778, respectively, were charged to the Partnership.

 (5)     INVESTMENT/ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

              In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with an affiliated Canadian corporation to produce a full-length feature film for television entitled "The Little Kidnappers." The total cost of the film was approximately $3,200,000, and the Partnership has invested its share of approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $132,701. From inception to December 31, 1994, the Partnership has recognized approximately $2,877,000 of revenue from this film.

         "The Story Lady"

              In 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for worldwide distribution rights to this film. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $63,064. From inception to December 31, 1994, the Partnership has recognized approximately $1,398,0000 of revenue from this film.

         "Curacao"

              In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,432,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. At December 31, 1994, the Partnership's net investment in the film, after consideration of amortization, was $1,255,123. From inception to December 31, 1994, the Partnership has recognized approximately $3,734,000 of revenue from this film.

(6)      DISTRIBUTION OF FILM PROJECTS

         "The Little Kidnappers"

              The Partnership advanced funds as production advances to an affiliated Canadian corporation to complete the film. In return for such production advances, the Partnership received all distribution rights in all markets except Canada in perpetuity. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and the affiliated Canadian corporation licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994, for an additional fee of $300,000. As of December 31, 1994, the Partnership had received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994.

              In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16 mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels, or other institutional or commercial enterprises). At December 31, 1994, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees. The remaining $70,642 has been received by the Partnership. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under the agreement terms, the Partnership is to receive a minimum guarantee of $500,000. The Partnership received $100,000 upon the execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8 percent, which created a discount of $79,157. This discount is being amortized over a four-year period as gross revenue in the Partnership's Statements of Operations. For the years ended December 31, 1994, 1993 and 1992, $20,344, $24,507 and $26,448 of this discount is included in gross revenues, respectively. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

              In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years, which ends in November 1996. Such agreement entitles the third party to distribute up to ten years to exhibitors and broadcasters in the international market. At December 31, 1994, gross sales made under this arrangement totaled $1,133,123, of which $351,608 was retained by the distributor for its fees and marketing costs. The remaining $781,515 will be paid to the Partnership as collected by the distributor. At December 31, 1994, the Partnership had received $742,795 of such amount. The remaining $38,720 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

         "The Story Lady"

              In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. At December 31, 1994, gross sales made under this arrangement totaled $264,584, of which $66,146 was retained by the distributor for its fees. The remaining $198,438 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the second quarter of 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. At December 31, 1994, gross sales under this arrangement totaled $159,317, which were applied towards the

General Partner's recoupment of its distribution costs. Any additional sales, net of fees, will flow to the Partnership.

              The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. At December 31, 1994, gross sales made by this distributor totaled $1,061,013, of which $281,244 will be retained by the distributor for its fees and marketing costs, with the remaining $779,769 belonging to the Partnership. At December 31, 1994, the Partnership had received $746,815 of such amounts. The remaining $32,954 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

         "Curacao"

              The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any revenues from the domestic home video distribution of "Curacao."

              In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. At December 31, 1994, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees. The remaining $88,018 has been received by the Partnership.

              The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. At December 31, 1994, the Partnership had recorded international gross revenues of $965,846, of which $295,640 was retained by the distributor for its fees and marketing costs, and the remaining $670,206 had been received by the Partnership at December 31, 1994.

 (7)     INCOME TAXES

              Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership will be prepared and filed by the General Partner.

              The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

              The tax basis of assets is different from that reported on the Balance Sheets due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between the tax basis assets and the assets reported on the Balance Sheets. The net difference between the tax bases and the amounts reported on the Balance Sheets are immaterial.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner of the Registrant is set forth below.

Name                               Age              Positions with the General Partner
----                               ---              ----------------------------------
Glenn R. Jones                     65                Chairman of the Board and
                                                     Chief Executive Officer
Philip D. Fehrle                   53                Executive Vice President
Theodore A. Henderson              37                Vice President, Treasurer and Director
Lani Daniels                       41                Vice President
Elizabeth M. Steele                42                Secretary and Director
David K. Zonker                    41                Director
Wilfred N. Cooper, Sr.             64                Director
J. Rodney Dyer                     59                Director
Derek H. Burney                    55                Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's parent, Jones Digital Century, Inc. ("Digital Century"), a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988.
Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors of the National Cable Television Association and a former member of its Executive Committee. He also is a member of the Board of Directors and Executive Committee of Cable in the Classroom and was formerly on the Board of Directors and the Executive Committee of C-SPAN, the cable public affairs network. In addition to his cable television affiliations, Mr. Jones is a founding member of the James Madison Council of the Library of Congress, is a member of the Board of Governors of the American Society for Training and Development (ASTD) and he serves on the board of the National Alliance of Business (NAB). Mr. Jones' many awards and honors include the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society, the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990; the 1993 International Distance Learning Conference (IDLCON) Most Outstanding Corporate Individual Achievement Award; 1994 inductee into Broadcasting and Cable's Hall of Fame; the American Academy of Achievement's Golden Plate Award, recognizing greatness in achievement; and the 1994 Man of the Year Award for outstanding accomplishments in the area of education from Achievement Rewards for College Scientists (ARCS). He is author of the Jones Cable Television and Information Infrastructure Dictionary (and its three predecessors), a global reference book for the cable television industry, and Make All America a School, an overview of the role of distance learning in the American educational environment.

         Mr. Philip D. Fehrle joined the General Partner in January 1989. Mr. Fehrle has over twenty-five years' experience in all phases of television and motion picture production, development, budgeting, and negotiating agreements with both talent and exhibitors. Mr. Fehrle is responsible for the management of all creative and actual production matters of the General Partner, which includes the procurement of underlying material, talent selection and supervision of all productions. He has extensive direct experience in both traditional studio productions and independent productions. Prior to joining the General Partner in January 1989, Mr. Fehrle was President of Philip D. Fehrle Productions, a firm he created for the purposes of developing and producing motion picture and television properties in December 1986. Mr. Fehrle's company has served as a consultant to Frank Fehmers Productions (Amsterdam, Holland), and Noel Films and DIC Entertainment in Los Angeles, California. From December 1986 to September 1987, Mr. Fehrle also produced Dennis The Menace Returns, a two-hour movie for television. Mr. Fehrle is a member of the Writers Guild of America; the Directors Guild of America; the Producers Guild of America; the Caucus for Writers, Producers and Directors; and the Academy of Television Arts and Sciences.

         Mr. Theodore A. Henderson has been Vice President and a Director of the General Partner since formation in 1988 and was named Treasurer of the General Partner in 1993. Mr. Henderson is also a Vice President and a director of Digital Century. Mr. Henderson is involved in all aspects of the negotiation, documentation and implementation of business matters regarding talent, distribution and co-production activities for the General Partner. He joined Jones International Securities, Ltd., an affiliate of the General Partner, as a Director of Field Support in 1984 and was elected Vice President in 1985 and Senior Vice President in 1988.

         Ms. Elizabeth M. Steele is Secretary and a Director of the General Partner. She is also Vice President/General Counsel and Secretary of Jones Intercable, Inc. and Jones Spacelink, Ltd. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Ms. Lani Daniels joined the General Partner in January 1989 as Director of Development. Ms. Daniels has more than twelve years of experience in the development and production of television, movie, mini-series and series programming. She was previously employed as Development Executive for Procter & Gamble Productions; Director of Development for Tomorrow Entertainment and Director of Dramatic Development for Embassy Television. As an independent contractor, she created three dramatic television series concepts for Motown Productions in 1984, developed a television movie project for Indian Neck Productions in 1986, and developed a feature film project for Georgio Moroder in 1987-1988.

         Mr. David K. Zonker became a director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. Mr. Zonker is a member of the Board of Directors of various Jones companies. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is the immediate past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments.

         Mr. Wilfred N. Cooper, Sr. became a director of the General Partner in December 1994. Mr. Cooper has been the principal shareholder and a Director of WNC & Associates, Inc. since its organization in 1971, of Shelter Resource Corporation since its organization in 1981 and of WNC Resources, Inc. from its organization in 1988 through its acquisition by WNC & Associates, Inc. in 1991, serving as President of those companies through June 1992 and as Chief Executive Officer since June 1992.

         Mr. J. Rodney Dyer became a director of the General Partner in December 1994. Mr. Dyer has been the President and sole shareholder of Rod Dyer Group, Inc. since its formation in 1967. Rod Dyer Group, Inc. specializes in advertising, marketing and promotion. Rod Dyer Group, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Act in December 1991 and was released in March 1994.

         Mr. Derek H. Burney was appointed a director of the General Partner in December 1994. Mr. Burney is also a director and Vice Chairman of the Board of Directors of Jones Intercable, Inc., an affiliate of the General Partner. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Messrs. Burney, Cooper, Dyer and Zonker became directors of the General Partner in December 1994. These new directors did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to their ownership of limited partnership interests in the Partnership. Messrs. Burney, Cooper, Dyer and Zonker have not owned and do not own any limited partnership interests in the Partnership.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate its business. Such personnel are employed by the General Partner and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item. See Item 13.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         No person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe's address is 11412 115th Lane N.E., Kirkland, Washington 98033. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates, and, except for his 6 percent interest in the Partnership, he is not otherwise affiliated with the General Partner and its affiliates.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of the direct costs or the budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid in 1994.

         The General Partner is entitled to reimbursement from the Partnership for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership. In 1994, the General Partner only charged the Partnership for direct expenses of the Partnership totaling $6,535.

         The General Partner may also advance funds and charge interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing. No advances were made in 1994, and thus no interest was paid to the General Partner by the Partnership in 1994.


                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.            Financial statements.

         2.                Schedules - None.

         3.                The following exhibits are filed herewith:

                 4.1      Limited Partnership Agreement.  (1)

                 27       Financial Data Schedule

----------

(1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            JONES PROGRAMMING PARTNERS 1-A, LTD.,
                            a Colorado limited partnership
                            By      Jones Entertainment Group, Ltd.,
                                    its General Partner


                            By:     /s/ Glenn R. Jones
                                    ----------------------------------------
                                    Glenn R. Jones
                                    Chairman of the Board and
Dated:   March 27, 1995             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            By:     /s/ Glenn R. Jones
                                    ---------------------------------------------
                                    Glenn R. Jones
                                    Chairman of the Board
                                    and Chief Executive Officer
Dated:   March 27, 1995             (Principal Executive Officer)


                            By:     /s/ Theodore A. Henderson
                                    ---------------------------------------------
                                    Theodore A. Henderson
                                    Vice President, Treasurer
                                    and Director
                                    (Principal Financial and
Dated:   March 27, 1995             Accounting Officer)


                            By:     /s/ Derek H. Burney
                                    ---------------------------------------------
                                    Derek H. Burney
Dated:   March 27, 1995             Director


                            By:
                                    -------------------------------------
                                    Wilfred N. Cooper, Sr.
Dated:                              Director


                            By:
                                    -------------------------------------
                                    J. Rodney Dyer
Dated:                              Director


                            By:     /s/ David K. Zonker
                                    ---------------------------------------------
                                    David K. Zonker
Dated:   March 27, 1995             Director

                                EXHIBIT INDEX

                EXHIBIT NO.                     DESCRIPTION
                -----------                     -----------
                    4.1                         LIMITED Partnership Agreement(1)
                    27                          Financial Data Schedule

--------

(1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for year ended December 31, 1989.