Form 10-Q
period 1995-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1995-05-15
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________.

                         Commission File Number 0-19075


                     Jones Programming Partners 1-A, Ltd.
- - -----------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                          #84-1088820
- - -----------------------------------------------------------------------------
State of organization                                   I.R.S. employer I.D.#

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

Yes    X                                                             No
    -------                                                             -------

                      JONES PROGRAMMING PARTNERS 1-A, LTD.


                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Balance Sheets
                    March 31, 1995 and December 31, 1994                   3-4

                  Unaudited Statements of Operations
                    Three Months Ended March 31, 1995 and 1994               5

                  Unaudited Statements of Cash Flows
                    Three Months Ended March 31, 1995 and 1994               6

                  Notes to Unaudited Financial Statements
                    March 31, 1995                                           7


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8-10


PART II. OTHER INFORMATION                                                  11

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                                  March 31,        December 31,
                                                                                    1995               1994
                                                                                 ----------        ------------
     ASSETS
     ------

CASH AND CASH EQUIVALENTS                                                        $  606,201         $  668,088

RECEIVABLES:
  Foreign income receivable                                                         171,367            185,007
  Domestic income receivable, net of unamortized
    discount of $4,015 and $7,858 as of March 31, 1995 and
    December 31, 1994, respectively                                                 195,985            192,142

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,539,314 and $7,458,205
    as of March 31, 1995 and December 31, 1994, respectively                      1,368,757          1,450,888

OTHER ASSETS                                                                            655              2,857
                                                                                 ----------         ----------

            Total assets                                                         $2,342,965         $2,498,982
                                                                                 ==========         ==========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                                  March 31,         December 31,
           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1995               1994
           -------------------------------------------                           -----------        ------------
LIABILITIES:
  Accounts payable to affiliates                                                 $    11,133        $     1,100
  Accrued distributions payable to partners                                          160,897            160,897
  Accrued liabilities                                                                  9,826              7,513
                                                                                 -----------        -----------

                       Total liabilities                                             181,856            169,510
                                                                                 -----------        -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                                1,000              1,000
    Distributions                                                                    (29,568)           (27,959)
    Accumulated deficit                                                               (3,787)            (3,712)
                                                                                 -----------        -----------

                       Total general partner deficit                                 (32,355)           (30,671)
                                                                                 -----------        -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of March 31, 1995
      and December 31, 1994)                                                       5,459,327          5,459,327
    Distributions                                                                 (2,927,198)        (2,767,910)
    Accumulated deficit                                                             (338,665)          (331,274)
                                                                                 -----------        -----------

                       Total limited partners' capital                             2,193,464          2,360,143
                                                                                 -----------        -----------

                       Total partners' capital                                     2,161,109          2,329,472
                                                                                 -----------        -----------

                       Total liabilities and partners' capital                   $ 2,342,965        $ 2,498,982
                                                                                 ===========        ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------

                                                                                   1995                1994
                                                                                 --------            --------
GROSS REVENUES                                                                   $102,244            $36,646

COSTS AND EXPENSES:
  Costs of filmed entertainment                                                    81,109             44,814
  Distribution fees and expenses                                                   24,484             37,307
  Operating, general and administrative expenses                                   11,825             17,309
                                                                                 --------           --------

         Total costs and expenses                                                 117,418             99,430
                                                                                 --------           --------

OPERATING LOSS                                                                    (15,174)           (62,784)

INTEREST INCOME                                                                     7,708              4,552
                                                                                 --------           --------

NET LOSS                                                                         $ (7,466)          $(58,232)
                                                                                 ========           ========

ALLOCATION OF NET LOSS:
  General Partner                                                                $    (75)          $   (582)
                                                                                 ========           ========

  Limited Partners                                                               $ (7,391)          $(57,650)
                                                                                 ========           ========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                            $   (.58)          $  (4.52)
                                                                                 ========           ========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                                      12,743             12,743
                                                                                 ========           ========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited financial
                                  statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------

                                                                                   1995               1994
                                                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $  (7,466)        $  (58,232)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Amortization of filmed entertainment costs                                    81,109             44,814
      Amortization of discount                                                      (3,843)            (4,936)
      Decrease in foreign income receivable                                         13,640            328,648
      Decrease (increase) in other assets                                            2,202            (14,869)
      Increase in accrued liabilities                                                2,313              1,485
      Increase (decrease) in accounts payable to affiliates                         10,033           (225,418)
                                                                                 ---------          ---------

            Net cash provided by operating activities                               97,988             71,492
                                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in production advances                                     1,022             (2,036)
                                                                                 ---------          ---------

            Net cash provided by (used in) investing activities                      1,022             (2,036)
                                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                       (160,897)          (160,897)
                                                                                 ---------          ---------

            Net cash used in financing activities                                 (160,897)          (160,897)
                                                                                 ---------          ---------

Decrease in cash and cash equivalents                                              (61,887)           (91,441)

Cash and cash equivalents, beginning of period                                     668,088            834,066
                                                                                 ---------          ---------

Cash and cash equivalents, end of period                                         $ 606,201          $ 742,625
                                                                                 =========          =========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of March 31, 1995 and December 31, 1994 and its results of operations and its cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $1,701 and $243 for direct expenses only for the three month periods ended March 31, 1995 and 1994, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of March 31, 1995, the Partnership's net investment in the film, after consideration of amortization, is $128,923. From inception to March 31, 1995, the Partnership has recognized approximately $2,881,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which was used to finance the film's production.

         "The Story Lady"

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of March 31, 1995, the Partnership's net investment in the film, after consideration of amortization, was $39,686. From inception to March 31, 1995, the Partnership has recognized approximately $1,434,000 of revenue from this film.

         "Curacao"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,431,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of March 31, 1995, the Partnership's net investment in the film, after consideration of amortization, was $1,200,148. From inception to March 31, 1995, the Partnership has recognized approximately $3,789,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Liquidity and Capital Resources

         The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $606,201 in cash as of March 31, 1995. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership has outstanding amounts receivable from unaffiliated distributors totaling approximately $367,000 as of March 31, 1995. Approximately $167,000 of this amount will be paid to the Partnership as collected by the distributors and $200,000 of this amount, which represents the final payment for the domestic home video rights for "The Little Kidnappers," is due in October 1995.

         In December 1994, the Partnership declared a distribution of $160,897 which was paid to the partners in February 1995. In March 1995, the Partnership declared a distribution of $160,897, which will be paid to the partners in May 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

         The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to conduct its operations and to meet its obligations during 1995.

"The Little Kidnappers"

         During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." Network pre-sales to The Disney Channel and the Canadian Broadcasting Corporation totaling approximately $1,365,000 were collected by the Partnership upon delivery. The Partnership received $200,000 from The Disney Channel and is expected to receive an additional $100,000 in 1996 for the relicensing of "The Little Kidnappers" to The Disney Channel for an additional five years beginning January 1, 1994.

         The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000. As of March 31, 1995, the Partnership had received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed. The Partnership subsequently engaged an unaffiliated distribution company to further exploit the Canadian market.

         In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). As of March 31, 1995, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. This discount is being amortized over a four-year period. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994, and
is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

         In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years, which ends in November 1995. As of March 31, 1995, gross sales made under this arrangement totaled $1,133,123 of which $356,154 was retained by the distributor for its fees and marketing costs. The remaining $776,969 will be paid to the Partnership as collected by the distributor. As of March 31, 1995, the Partnership had received $753,452 of such amount. The remaining $23,517 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

"The Story Lady"

         In 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for all distribution rights to this film after the contractual airings by NBC Productions, Inc., which have been concluded.

         In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of March 31, 1995, gross sales made under this arrangement totaled $266,584 of which $66,646 was retained by the distributor for its fees. The remaining $199,938 has been received by the Partnership. The General Partner, on behalf of the Partnership, has entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 due in the second quarter of 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of March 31, 1995, gross sales under this arrangement totaled $159,317, which were applied towards the General Partner's recoupment of its distribution costs.
Any additional sales, net of fees, will flow to the Partnership.

         The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. As of March 31, 1995, gross sales made by this distributor totaled $1,102,470, of which $287,666 will be retained by the distributor for its fees and marketing costs, with the remaining $814,804 belonging to the Partnership. As of March 31, 1995, the Partnership had received $780,228 of such amounts. The remaining $34,576 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

"Curacao"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,431,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture.

         The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime the right to market domestic pay television rights to the film for 42 months and for the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any additional revenues beyond the original Showtime advance from the domestic home video distribution of "Curacao."

         In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of March 31, 1995, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees.

         The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to 30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. As of March 31, 1995, the Partnership had recorded international gross revenues of $1,020,557, of which $310,030 was retained by the distributor for its fees and marketing costs, and the remaining $710,527 had been received by the Partnership as of March 31, 1995.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $65,598, from $36,646 for the three months ended March 31, 1994 to $102,244 for the three months ended March 31, 1995. This increase was primarily the result of an increase in international and domestic sales of "The Story Lady," which were $43,476 for the three month period ended March 31, 1995 as compared to $17,445 for the same period in 1994. Domestic sales of "Curacao" also contributed to the increase in revenues, which resulted in revenues of $54,711 for the three month period ended March 31, 1995 as compared to $0 for the similar period in 1994. The increases were partially offset by a decrease in revenues from "The Little Kidnappers," which were $4,057 for the three month period ended March 31, 1995 as compared to $19,201 for the same period in 1994.

         Filmed entertainment costs increased $36,295, from $44,814 for the three months ended March 31, 1994 to $81,109 for the three months ended March 31, 1995. This increase was the result of increased revenues as mentioned above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

         Distribution fees and expenses decreased $12,823, from $37,307 for the three months ended March 31, 1994 to $24,484 for the three months ended March 31, 1995. This change was the result of changes in the mix of domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the international television and home video markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

         Operating, general and administrative expenses decreased $5,484, from $17,309 for the three months ended March 31, 1994 to $11,825 for the three months ended March 31, 1995. This decrease was primarily the result of a decrease in the royalties paid to the writer of "The Little Kidnappers" to $4,763 in 1995 as compared to $12,737 for the similar period in 1994.

         Interest income increased $3,156, from $4,552 for the three months ended March 31, 1994 to $7,708 for the three months ended March 31, 1995. This increase in interest income is the result of higher average cash balances invested during the first quarter of 1995 as compared to average balances invested in the first quarter 1994.

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

                              JONES PROGRAMMING PARTNERS 1-A, LTD.
                              BY:  JONES ENTERTAINMENT GROUP, LTD.
                                   General Partner

                              By:  /s/ Theodore A. Henderson
                                   ------------------------------------------
                                   Theodore A. Henderson
                                   Principal Financial and Accounting Officer

Dated:  May 15, 1995

                              INDEX TO EXHIBITS


Exhibit                       Description                                  Page
- - -------                       -----------                                  ----
  27                          Financial Data Schedule
