Form 10-Q
period 1995-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1995-08-14
CIK 873800

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to            .
                               -----------    -----------



                         Commission File Number 0-19075


                         Jones Programming Partners 1-A, Ltd.
                Exact name of registrant as specified in charter

Colorado                                                             #84-1088820
State of organization                                      I.R.S. employer I.D.#

     9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
                      Address of principal executive office

                                 (303) 792-3111
                          Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                              No
    ------                                                               ------

                      JONES PROGRAMMING PARTNERS 1-A, LTD.


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Unaudited Balance Sheets
                  June 30, 1995 and December 31, 1994                        3-4

               Unaudited Statements of Operations
                  Three and Six Months Ended June 30, 1995 and 1994            5

               Unaudited Statements of Cash Flows
                  Six Months Ended June 30, 1995 and 1994                      6

               Notes to Unaudited Financial Statements
                  June 30, 1995                                                7


      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-10


PART II.  OTHER INFORMATION                                                   11

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                    June 30,         December 31,
                                                                                      1995               1994
                                                                                    ---------        ------------
                                    ASSETS

CASH AND CASH EQUIVALENTS                                                          $  542,943         $  668,088

RECEIVABLES:
  Foreign income receivable                                                           162,017            185,007
  Domestic income receivable, net of unamortized
    discount of $95 and $7,858 as of June 30, 1995 and
    December 31, 1994, respectively                                                   199,905            192,142

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,586,043 and $7,458,205
    as of June 30, 1995 and December 31, 1994, respectively                         1,301,163          1,450,888

OTHER ASSETS                                                                            --                 2,857

                                                                                   ----------         ----------
                  Total assets                                                     $2,206,028         $2,498,982
                                                                                   =+========         ==========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               June 30,              December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995                    1994
                                                                              ----------             ------------

LIABILITIES:
  Accounts payable to affiliates                                            $    24,978              $     1,100
  Accrued distributions payable to partners                                     160,897                  160,897
  Accrued liabilities                                                             5,340                    7,513
                                                                            -----------              -----------

                  Total liabilities                                             191,215                  169,510
                                                                            -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                           1,000                    1,000
    Distributions                                                               (31,177)                 (27,959)
    Accumulated deficit                                                          (3,641)                  (3,712)
                                                                            -----------              -----------

                  Total general partner deficit                                 (33,818)                 (30,671)
                                                                            -----------              -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of June 30, 1995
      and December 31, 1994)                                                  5,459,327                5,459,327
    Distributions                                                            (3,086,486)              (2,767,910)
    Accumulated deficit                                                        (324,210)                (331,274)
                                                                            -----------              -----------

                  Total limited partners' capital                             2,048,631                2,360,143
                                                                            -----------              -----------

                  Total partners' capital                                     2,014,813                2,329,472
                                                                            -----------              -----------
                  Total liabilities and partners' capital                   $ 2,206,028              $ 2,498,982
                                                                            ===========              ===========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended             For the Six Months Ended
                                                                 June 30,                               June 30,
                                                         -------------------------              ------------------------

                                                           1995            1994                   1995           1994

                                                         --------        ---------              ---------      ---------

GROSS REVENUES                                           $ 70,138        $ 145,908              $ 172,382      $ 182,554

COSTS AND EXPENSES:
  Costs of filmed entertainment                            46,729          126,721                127,838        171,535
  Distribution fees and expenses                            8,282            2,477                 32,766         39,784
  Operating, general and administrative expenses            7,818            6,562                 19,643         23,871
                                                         --------        ---------              ---------      ---------

         Total costs and expenses                          62,829          135,760                180,247        235,190
                                                         --------        ---------              ---------      ---------


OPERATING INCOME (LOSS)                                     7,309           10,148                 (7,865)       (52,636)
                                                         --------        ---------              ---------      ---------

INTEREST INCOME                                             7,292            5,057                 15,000          9,609
                                                         --------        ---------              ---------      ---------

NET INCOME (LOSS)                                        $ 14,601        $  15,205              $   7,135      $ (43,027)
                                                         ========        =========              =========      =========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                        $    146        $     152              $      71      $    (430)
                                                         ========        =========              =========      =========

  Limited Partners                                       $ 14,455        $  15,053              $   7,064      $ (42,597)
                                                         ========        =========              =========      =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $   1.13        $    1.18              $     .55      $   (3.34)
                                                         ========        =========              =========      =========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                              12,743           12,743                 12,743         12,743
                                                         ========        =========              =========      =========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------

                                                                                   1995                 1994
                                                                                ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $   7,135            $ (43,027)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of filmed entertainment costs                                  127,838              171,535
      Amortization of discount                                                     (7,763)              (9,971)
      Decrease in foreign income receivable                                        22,990              394,632
      Decrease (increase) in other assets                                           2,857               (8,465)
      Increase (decrease) in accounts payable to affiliates                        23,878             (225,418)
      Decrease in accrued liabilities                                              (2,173)              (3,036)
                                                                                 --------             --------

         Net cash provided by operating activities                                174,762              276,250
                                                                                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in production advances                                   21,887               (9,155)
                                                                                 --------             --------

         Net cash provided by (used in) investing activities                       21,887               (9,155)
                                                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                      (321,794)            (321,794)
                                                                                 --------             --------

         Net cash used in financing activities                                   (321,794)            (321,794)
                                                                                 --------             --------

Decrease in cash and cash equivalents                                            (125,145)             (54,699)

Cash and cash equivalents, beginning of period                                    668,088              834,066
                                                                                 --------             --------

Cash and cash equivalents, end of period                                        $ 542,943            $ 779,367
                                                                                 ========             ========



            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of June 30, 1995 and December 31, 1994 and its results of operations and its cash flows for the three and six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $3,693 and $1,977 for direct expenses only for the three month periods ended June 30, 1995 and 1994, respectively. For the six month periods ended June 30, 1995 and 1994, $5,393 and $1,720, respectively, were charged to the Partnership for such expenses.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of June 30, 1995, the Partnership's net investment in the film, after consideration of amortization, is $124,877. From inception to June 30, 1995, the Partnership has recognized approximately $2,886,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which was used to finance the film's production.

         "The Story Lady"

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of June 30, 1995, the Partnership's net investment in the film, after consideration of amortization, was $13,260. From inception to June 30, 1995, the Partnership has recognized approximately $1,491,000 of revenue from this film.

         "Curacao"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of June 30, 1995, the Partnership's net investment in the film, after consideration of amortization, was $1,163,026. From inception to June 30, 1995, the Partnership has recognized approximately $3,806,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $542,943 in cash as of June 30, 1995. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership has outstanding amounts receivable from unaffiliated distributors totaling approximately $362,000 as of June 30, 1995. Approximately $162,000 of this amount will be paid to the Partnership as collected by the distributors and $200,000 of this amount, which represents the final payment for the domestic home video rights for "The Little Kidnappers," is due in October 1995.

In December 1994, the Partnership declared a distribution of $160,897 which was paid to the partners in February 1995. In March 1995, the Partnership declared a distribution of $160,897, which was paid to the partners in May 1995. In June 1995, the Partnership declared a distribution of $160,897, which will be paid to the partners in August 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to conduct its operations and to meet its obligations during 1995. Liquidity will come primarily from the Partnership's programming projects as follows:

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

The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000. As of June 30, 1995, the Partnership had received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed. The Partnership subsequently engaged an unaffiliated distribution company to further exploit the Canadian market.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). As of June 30, 1995, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees. In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with another unaffiliated party that purchased the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership is to receive a guaranteed minimum of $500,000. The Partnership received $100,000 upon execution of the agreement and delivery of the film, which occurred in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. This discount is being amortized over a four-year period. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994, and is scheduled to receive $200,000 in October 1995 as full payment for the $500,000 domestic home video guarantee.

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years, which ends in November 1995. As of June 30, 1995, gross sales made under this arrangement totaled $1,133,123 of which $356,351 was retained by the distributor for its fees and marketing costs. The remaining $776,772 will be paid to the Partnership as collected by the distributor. As of June 30, 1995, the Partnership had received $758,146 of such amount. The remaining $18,626 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

"The Story Lady"

In 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership has invested its share of approximately $1,183,000 in return for all distribution rights to this film after the contractual airings by NBC Productions, Inc., which have been completed.

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of June 30, 1995, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from June 1994 until June 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of June 30, 1995, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its total distribution costs of $109,781. Upon full recoupment of the General Partner's remaining distribution costs of $10,469, any additional sales, net of fees, will flow to the Partnership.

The Partnership has sub-licensed certain international distribution rights to a distribution affiliate of NBC for approximately eight years, after which these rights will revert to the Partnership. As of June 30, 1995, gross sales made by this distributor totaled $1,117,295, of which $291,669 was retained by the distributor for its fees and marketing costs, with the remaining $825,626 belonging to the Partnership. As of June 30, 1995, the Partnership had received $782,235 of such amounts. The remaining $43,391 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

"Curacao"

In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of June 30, 1995, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees.

The Partnership has contracted with an unaffiliated international sales agent to market all other rights worldwide. The General Partner has approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues in return for the exclusive rights to distribute the film in the above media for 10 years. This unaffiliated party is entitled to a 35 percent distribution fee on net theatrical rentals and will pay the Partnership a royalty equal to

30 percent of home video sales. The net receipts to the Partnership will be reduced by fees due to the international sales agent. As of June 30, 1995, the Partnership had recorded international gross revenues of $1,037,143, of which $305,517 was retained by the distributor for its fees and marketing costs, and the remaining $731,626 had been received by the Partnership as of June 30, 1995.


                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $75,770, from $145,908 for the three months ended June 30, 1994 to $70,138 for the three months ended June 30, 1995. Revenues of the Partnership decreased $10,172, from $182,554 for the six months ended June 30, 1994 to $172,382 for the six months ended June 30, 1995. These decreases were primarily the result of a decrease in international and domestic sales of "Curacao" which were $16,586 and $71,297, respectively, for the three and six month periods ended June 30, 1995 as compared to $83,072 and $83,072, respectively, for the same periods in 1994. International and domestic sales for "The Little Kidnappers" decreased $3,981 and $18,871, respectively, for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994. International and domestic revenues for "The Story Lady" decreased $5,303 for the three month period ended June 30, 1995 and increased $20,474 for the six month period ended June 30, 1995 compared to the same periods in 1994.

Filmed entertainment costs decreased $79,992, from $126,721 for the three months ended June 30, 1994 to $46,729 for the three months ended June 30, 1995 and decreased $43,697, from $171,535 for the six months ended June 30, 1994 to $127,838 for the six months ended June 30, 1995. These decreases were the result of the overall decreases in revenues as mentioned above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $5,805, from $2,477 for the three months ended June 30, 1994 to $8,282 for the three months ended June 30, 1995. Distribution fees and expenses decreased $7,018, from $39,784 for the six months ended June 30, 1994 to $32,766 for the six months ended June 30, 1995. These changes were the result of decreases in domestic and international sales of the Partnership's programming as well as changes in the mix of domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by unaffiliated parties in selling the Partnership's programming in the international television and home video markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $1,256, from $6,562 for the three months ended June 30, 1994 to $7,818 for the three months ended June 30, 1995. Operating, general and administrative expense decreased $4,228, from $23,871 for the six months ended June 30, 1994 to $19,693 for the six months ended June 30, 1995. These changes were primarily the result of changes in the amount of royalties paid to the writer of the "The Little Kidnappers," which totaled $569 and $5,332, respectively, for the three and six months ended June 30, 1995 as compared to $485 and $13,222, respectively, for the similar periods in 1994. Direct expenses charged to the Partnership by the General Partner also increased $1,716 for the three month period ended June 30, 1995 compared to the same period in 1994.

Interest income increased $2,235, from $5,057 for the three months ended June 30, 1994 to $7,292 for the three months ended June 30, 1995 and increased $5,391, from $9,609 for the six months ended June 30, 1994 to $15,000 for the six months ended June 30, 1995. These increases in interest income were the result of higher average yields being earned on cash balances invested during 1995 as compared to 1994.

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

                                 JONES PROGRAMMING PARTNERS 1-A, LTD.


                                 BY:  JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner


                                 By:  /s/ Theodore A. Henderson
                                      ---------------------------------------
                                      Theodore A. Henderson
                                      Principal Financial and Accounting Officer


Dated:  August 14, 1995

                                  EXHIBIT INDEX


Exhibit No.                Exhibit Description                            Page
-----------                -------------------                            ----

   27                    Financial Data Schedule