Form 10-Q
period 1995-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1995-11-14
CIK 873800

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995.
[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transition period from _________________ to _________________.

                       Commission File Number 0-19075


                    Jones Programming Partners 1-A, Ltd.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                             #84-1088820
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.


                                     INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Unaudited Balance Sheets
                    September 30, 1995 and December 31, 1994                                               3-4

                 Unaudited Statements of Operations
                    Three and Nine Months Ended September 30, 1995 and 1994                                  5

                 Unaudited Statements of Cash Flows
                    Nine Months Ended September 30, 1995 and 1994                                            6

                 Notes to Unaudited Financial Statements
                    September 30, 1995                                                                     7-8


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                         9-11


PART II.  OTHER INFORMATION                                                                                 12

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                              September 30,      December 31,
                                                                                  1995               1994
                                                                              -------------      ------------
                                  ASSETS
                                  ------

CASH AND CASH EQUIVALENTS                                                      $  367,627         $  668,088

RECEIVABLES:
  Foreign income receivable                                                       225,175            185,007
  Domestic income receivable, net of unamortized
    discount of $0 and $7,858 as of September 30, 1995 and
    December 31, 1994, respectively                                               200,000            192,142

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,918,120 and $7,458,205
    as of September 30, 1995 and December 31, 1994, respectively                  969,086          1,450,888

OTHER ASSETS                                                                            -              2,857
                                                                               ----------         ----------

                 Total assets                                                  $1,761,888         $2,498,982
                                                                               ==========         ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                        September 30,            December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1995                     1994
         -------------------------------------------                    -------------            -----------
LIABILITIES:
  Accounts payable to affiliates                                        $          -             $     1,100
  Accrued distributions payable to partners                                  160,897                 160,897
  Accrued liabilities                                                          7,457                   7,513
                                                                        ------------             -----------

                 Total liabilities                                           168,354                 169,510
                                                                        ------------             -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                        1,000                   1,000
    Distributions                                                            (32,786)                (27,959)
    Accumulated deficit                                                       (6,244)                 (3,712)
                                                                        ------------             -----------

                 Total general partner deficit                               (38,030)                (30,671)
                                                                        ------------             -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of September 30, 1995
      and December 31, 1994)                                               5,459,327               5,459,327
    Distributions                                                         (3,245,774)             (2,767,910)
    Accumulated deficit                                                     (581,989)               (331,274)
                                                                        ------------             -----------

                 Total limited partners' capital                           1,631,564               2,360,143
                                                                        ------------             -----------

                 Total partners' capital                                   1,593,534               2,329,472
                                                                        ------------             -----------

                 Total liabilities and partners' capital                $  1,761,888             $ 2,498,982
                                                                        ============             ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended             For the Nine Months Ended
                                                           September 30,                          September 30,
                                                     --------------------------             ------------------------
                                                        1995            1994                  1995           1994
                                                     ----------      ----------             ---------      ---------
GROSS REVENUES                                       $   89,787      $   80,375             $ 262,169      $ 262,929

COSTS AND EXPENSES:
  Costs of filmed entertainment                          87,913          38,478               215,751        210,013
  Distribution fees and expenses                         18,465          13,782                51,231         53,566
  Operating, general and administrative expenses          6,001           6,735                25,644         30,606
                                                     ----------      ----------             ---------      ---------

         Total costs and expenses                       112,379          58,995               292,626        294,185
                                                     ----------      ----------             ---------      ---------

OPERATING INCOME (LOSS)                                 (22,592)         21,380               (30,457)       (31,256)
                                                     ----------      ----------             ---------      ---------

OTHER INCOME (EXPENSE):
  Interest income                                         6,374           6,514                21,374         16,123
  Loss from write-down of film production
    (See note 3)                                       (244,164)              -              (244,164)             -
                                                     ----------      ----------             ---------      ---------

         Other income (expense), net                   (237,790)          6,514              (222,790)        16,123
                                                     ----------      ----------             ---------      ---------

NET INCOME (LOSS)                                    $ (260,382)     $   27,894             $(253,247)     $ (15,133)
                                                     ==========      ==========             =========      =========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $   (2,604)     $      279             $  (2,532)     $    (151)
                                                     ==========      ==========             =========      =========

  Limited Partners                                   $ (257,778)     $   27,615             $(250,715)     $ (14,982)
                                                     ==========      ==========             =========      =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $   (20.23)     $     2.17             $  (19.67)     $   (1.18)
                                                     ==========      ==========             =========      =========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            12,743          12,743                12,743         12,743
                                                     ==========      ==========             =========      =========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                ------------------------------------
                                                                                   1995                      1994
                                                                                -----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (253,247)              $  (15,133)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                    215,751                  210,013
      Loss from write-down of film production                                       244,164                        -
      Amortization of discount                                                       (7,858)                 (15,106)
      Decrease (increase) in foreign income receivable                              (40,168)                 385,553
      Decrease in other assets                                                        2,857                    4,287
      Decrease in accounts payable to affiliates                                     (1,100)                (225,418)
      Decrease in accrued liabilities                                                   (56)                  (1,208)
                                                                                -----------               ----------

        Net cash provided by operating activities                                   160,343                  342,988
                                                                                -----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in production advances                                     21,887                   (8,974)
                                                                                -----------               ----------

        Net cash provided by (used in) investing activities                          21,887                   (8,974)
                                                                                -----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                        (482,691)                (482,691)
                                                                                -----------               ----------

        Net cash used in financing activities                                      (482,691)                (482,691)
                                                                                -----------               ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (300,461)                (148,677)

CASH AND CASH EQUIVALENTS, beginning of period                                      668,088                  834,066
                                                                                -----------               ----------

CASH AND CASH EQUIVALENTS, end of period                                        $   367,627               $  685,389
                                                                                ===========               ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of September 30, 1995 and December 31, 1994 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting and auditing expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $3,068 and $1,905 for direct expenses only for the three month periods ended September 30, 1995 and 1994, respectively. For the nine month periods ended September 30, 1995 and 1994, $8,461 and $4,125, respectively, were charged to the Partnership for direct expenses.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of September 30, 1995, the Partnership's net investment in the film, after consideration of amortization, is $123,375. From inception to September 30, 1995, the Partnership has recognized approximately $2,887,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which was used to finance the film's production.

         "The Story Lady"

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of September 30, 1995, the Partnership's net investment in the film, after consideration of amortization, was $13,211. From inception to September 30, 1995, the Partnership has recognized approximately $1,491,000 of revenue from this film.

         "Curacao"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000.
         In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 1995, the Partnership has recognized approximately $3,894,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

         During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 53, unamortized film production costs are to be periodically compared with the net realizable value of a film, which is determined based on the total estimated future gross revenues from the film less any direct costs of distribution. If estimated future gross revenues from a film are not sufficient to recover the unamortized film costs and related distribution expenses, the unamortized film costs are to be written down to the film's net realizable value. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production of $244,164 was incurred to write-down the unamortized cost of the film to its net realizable value. The film's net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995. These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of September 30, 1995, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $832,500.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $367,627 in cash as of September 30, 1995.
It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $425,000 as of September 30, 1995. Approximately $225,000 of this amount will be paid to the Partnership as collected by the distributors and $200,000 of this amount, which represents the final payment for the domestic home video rights for "The Little Kidnappers," was paid in October 1995.

For the nine months ended September 30, 1995, the Partnership declared distributions to partners totalling $482,691, of which $160,897 was paid in May 1995 and $160,897 was paid in August 1995, with the remaining $160,897 to be paid in November 1995. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of future distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to conduct its operations and to meet its obligations. Liquidity will come primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000. As of September 30, 1995, the Partnership had received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). As of September 30, 1995, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership received a minimum guarantee of $500,000, of which $100,000 was received upon delivery of the film in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. This discount became fully amortized as of September 30, 1995. The Partnership received $50,000 in October 1992, $75,000 in October 1993 and $75,000 in October 1994. The remaining balance as of September 30, 1995 of $200,000 was received in October 1995.

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995 as the international distribution rights are now being handled by the General Partner on behalf of the Partnership. The General Partner will earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of September 30, 1995, international gross sales made under the original distribution agreement totaled

$1,134,175, of which $357,347 was retained by the distributor for its fees and marketing costs. The remaining $776,828 will be paid to the Partnership as collected by the distributor. As of September 30, 1995, the Partnership had received $765,383 of such amount. The remaining $11,445 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership plans to recover its remaining net investment in this film of $123,375 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner.

"The Story Lady"

In 1991, the General Partner, on behalf on the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership invested its share of approximately $1,183,000 in return for all distribution rights to this film after the contractual airings on the NBC television network, which have been completed.

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of September 30, 1995, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of September 30, 1995, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its total distribution costs of $120,653. Upon full recoupment of the General Partner's remaining distribution costs of $21,341, any additional sales, net of fees, will flow to the Partnership.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of September 30, 1995, international gross sales totaled $1,117,295, of which $291,669 was retained by the distributor for its fees and marketing costs, with the remaining $825,626 due to the Partnership. As of September 30, 1995, the Partnership had received $782,235 of such amounts. The remaining $43,391 will be paid to the Partnership over the next three to twenty- four months as collected by the distributor. The Partnership plans to recover its remaining net investment in this film of $13,211 from net revenues generated from available domestic and international markets.

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

The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime a pay television license through 1997 and the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any additional revenues beyond the original Showtime advance from the domestic home video distribution of "Curacao."

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of September 30, 1995, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of September 30, 1995, the Partnership had recorded international gross revenues of $1,124,953, of which $322,988 was retained by the distributor for its fees and marketing costs, with the remaining $801,965 due to the Partnership. As of September 30, 1995, the Partnership had received $731,626 of such amounts. The remaining $70,339 was received by the Partnership in November 1995.

On a quarterly basis, the General Partner reassesses the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production of $244,164 was incurred to write-down the unamortized cost of the film to its net realizable value. The film's net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995. These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of September 30, 1995, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $832,500. The Partnership plans to recover its remaining net investment in this film of $832,500 from the net revenues generated from remaining international and domestic television markets.


                             RESULTS OF OPERATIONS

Revenues of the Partnership increased $9,412, from $80,375 for the three months ended in September 30, 1994 to $89,787 for the three months ended September 30, 1995. This increase is primarily the result of an increase in international sales of "Curacao," which were $87,810 for the three months ended September 30, 1995 as compared to $0 for the same period in 1994. This increase in "Curacao" international sales was partially offset by a decrease in domestic sales of the film, which were $340 for the three months ended September 30, 1995 as compared to $25,306 for the same period in 1994. International and domestic sales for "The Little Kidnappers" and "The Story Lady" decreased $21,936 and $31,496, respectively, for the three month period ended September 30, 1995 as compared to the same period in 1994.

Filmed entertainment costs increased $49,435, from $38,478 for the three months ended September 30, 1994 to $87,913 for the three months ended September 30, 1995 and increased $5,738, from $210,013 for the nine months ended September 30, 1994 to $215,751 for the nine months ended September 30, 1995. These increases resulted from the increase in revenues as discussed above and an adjustment made to the anticipated total gross revenue projected for "The Little Kidnappers" during the third quarter of 1994. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $4,683, from $13,782 for the three months ended September 30, 1994 to $18,465 for the same period in 1995 and decreased $2,335, from $53,566 for the nine months ended September 30, 1994 to $51,231 for the same period in 1995. These changes were primarily the result of changes in the mix of domestic and international sales of the Partnership's
programming.   These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $734 and $4,962, respectively, for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. These decreases were primarily the result of a decrease in the amount of royalties paid to the writer of "The Little Kidnappers," which totaled $250 and $5,582, respectively, for the three and nine months ended September 30, 1995 as compared to $2,252 and $15,474, respectively, for the similar periods in 1994. Direct expenses charged to the Partnership by the General Partner also increased $1,163 and $4,336, respectively, for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994.

Interest income increased $5,251, from $16,123 for the nine months ended September 30, 1994 to $21,374 for the same period in 1995. This increase in interest income was primarily the result of higher average levels of invested cash balances existing during 1995 as compared to 1994.

Loss from write-down of film production increased $244,164 from $-0- for the three and nine month periods ended September 30, 1994 to $244,164 for the similar periods in 1995. This increase was the result of the write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $832,500 as of September 30, 1995 based on the film's estimated future revenue sources.

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

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.
                                        BY:  JONES ENTERTAINMENT GROUP, LTD.
                                             General Partner

                                        By:  /s/ Theodore A. Henderson
                                             ----------------------------------
                                             Theodore A. Henderson
                                             Principal Financial and Accounting
                                               Officer

Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27              Financial Data Schedule