Form 10-K
period 1995-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1996-04-01
CIK 873800

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ______ to ______

Commission file number:   0-19075

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                         84-1088820
           --------                                         ----------
   (State of Organization)                     (IRS Employer Identification No.)

  P.O. Box 3309, Englewood,
     Colorado 80155-3309                                  (303) 792-3111
- -------------------------------                           --------------
(Address of principal executive                   (Registrant's telephone no.
     office and Zip Code)                             including area code)

       Securities registered pursuant to Section 12(b) of the Act:None
         Securities registered pursuant to Section 12(g) of the Act:
                        Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes     x                     No
                             -----                        -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----


                 DOCUMENTS INCORPORATED BY REFERENCE:    None

                                    PART I.

                               ITEM 1.  BUSINESS

         Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming (the "Programming"). The Partnership generates revenues from the licensing of the Programming. As of December 31, 1995, the Partnership had three Programming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." Following is a description of these Programming projects.

         The Little Kidnappers. In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1995, the Partnership's net investment in the film, after consideration of amortization, was $102,276. From inception to December 31, 1995, the Partnership has recognized approximately $2,890,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1995, $110,205 in receivables was outstanding from the film's distributors and licensees. The Partnership anticipates payment of these amounts in 1996. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

         The Story Lady. In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of December 31, 1995, the Partnership has fully recovered its remaining net investment in this film. From inception to December 31, 1995, the Partnership has recognized approximately $1,925,000 of revenue from this film. As of December 31, 1995, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $347,114. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

         Curacao. In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. From inception to December 31, 1995, the Partnership has recognized approximately $3,894,000 of revenue from this film, which included the initial license fee and home video advances from Showtime of $2,650,000, which was used to finance the film's production.

         During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production cost of $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value. The film's estimated net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995. These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of December 31, 1995, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $832,388. The Partnership plans to recover its remaining net investment in this film of $832,388 from the net revenues generated from remaining international and domestic television markets.

         The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. See further discussion of the Partnership's distribution efforts concerning these films in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute the Programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's Programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the Programming in certain distribution media may be limited and the Programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments. Profitability of the Partnership will depend largely on the Programming's acceptance in various domestic and international television markets, on the level of distribution of the Programming in such markets and the license fees and library values generated thereby, which are outside the control of the Partnership. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for the Programming will be sufficient to recover the Partnership's investment or produce profits for the Partnership.


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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 724.

                        ITEM 6.  SELECTED FINANCIAL DATA


                                                         For the Years Ended December 31,
                                        --------------------------------------------------------------------
                                            1995          1994         1993           1992          1991
                                        ----------    -----------  -----------     ----------   ------------
Gross Revenues                          $ 699,023     $  413,756   $4,839,139      $ 865,228    $  478,743
Costs of Filmed Entertainment             250,173        345,428    4,622,494        746,550       445,956
Distribution Fees and Expenses            113,877         63,583      543,763        273,040         5,355
Loss from Write-Down of
  Film Production Cost                    244,164         -            -              -             -
Operating, General and Administrative
  Expenses                                 39,454         37,349       38,519         48,173        21,280
Operating Income (Loss)                    51,355        (32,604)    (365,637)      (202,535)        6,152
Net Income (Loss)                          80,758         (9,389)    (360,874)      (124,368)      169,036
Net Income (Loss) per Limited
  Partnership Unit                           6.27           (.73)      (28.04)         (9.66)        13.13
Weighted Average Number of Limited
  Partnership Units Outstanding            12,743         12,743       12,743         12,743        12,743
General Partner's Deficit                 (36,299)       (30,671)     (24,141)       (14,096)       (6,577)
Limited Partners' Capital               1,802,941      2,360,143    3,006,590      4,001,007     4,745,354
Total Assets                            1,933,539      2,498,982    3,374,770      6,972,638     5,772,382
Debt                                       -              -            -              -             -
General Partner Advances                   -               1,100      225,418        292,055       138,685


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             Results of Operations

1995 Compared to 1994

Revenues of the Partnership increased $285,267, from $413,756 in 1994 to $699,023 in 1995. This increase was primarily due to a $264,065 increase in international distribution sales of "The Story Lady" in 1995 and the recognition of a $178,659 license fee relating to a licensing agreement entered into in October 1995 for "The Story Lady." These increases were partially offset by a decrease of $33,735 in domestic sales of "The Story Lady" and a decrease of $169,094 in domestic and international sales of "The Little Kidnappers" in 1995. International and domestic sales of "Curacao" increased $45,372, from $114,224 in 1994 to $159,596 in 1995.

Filmed entertainment costs decreased $95,255, from $345,428 in 1994 to $250,173 in 1995. This decrease resulted primarily from the overall net decrease in revenues between "The Little Kidnappers" and "Curacao" as discussed above. In addition, this decrease was due to the Partnership's net investment in "The Story Lady" becoming fully amortized during 1995 prior to the full recognition of the $178,659 license fee discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues. Distribution fees and expenses increased $50,294, from $63,583 in 1994 to $113,877 in 1995. This increase was the result of the overall increased sales of the Partnership's programming in 1995 as discussed above. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market and distribution media in which programming is distributed.

Loss from write-down of film production cost increased $244,164 from $-0- in 1994 to $244,164 in 1995. This increase was the result of the write-down of the Partnership's net investment in "Curacao" to the film's estimated net realizable value of $832,500 as of September 30, 1995 based on the film's estimated future revenue sources.

Interest income increased $6,188, from $23,215 in 1994 as compared to $29,403 in 1995. This increase in interest income was primarily the result of higher average levels of invested cash balances existing during 1995 as compared to 1994.

The Partnership realized net income of $80,758 in 1995 as compared to a net loss of $9,389 in 1994. This change was primarily the result of the increases in film revenue and decreases in costs of filmed entertainment which were partially offset by the $244,164 loss from write-down of film production cost recognized during 1995 and an increase in distribution fees and expenses.

1994 Compared to 1993

Revenues of the Partnership decreased $4,425,383, from $4,839,139 in 1993 to $413,756 in 1994. This decrease was primarily due to the recognition of license fee revenue for "Curacao" of $2,650,000 and international home video revenues of $960,000 in 1993 and the fact that the Partnership received no similar license fees for any of its programming during 1994. International and domestic sales of "Curacao" decreased $3,505,776, from $3,620,000 in 1993 to $114,224 in 1994. International and domestic sales of "The Story Lady" decreased $665,951, from $783,384 for 1993 as compared to $117,433 in 1994.
International and domestic sales for "The Little Kidnappers" decreased $253,656, from $435,755 in 1993 to $182,099 in 1994.

Filmed entertainment costs decreased $4,277,066, from $4,622,494 in 1993 to $345,428 in 1994. This decrease was the result of the decrease in revenues as mentioned above.

Distribution fees and expenses decreased $480,180, from $543,763 in 1993 to $63,583 in 1994. This decrease was the result of decreases in domestic and international sales of the Partnership's programming.

Interest income increased $18,452, from $4,763 in 1993 to $23,215 in 1994.
This increase in interest income was the result of higher average cash balances invested during 1994 as compared to average balances invested in 1993.

The Partnership recognized a net loss of $360,874 in 1993 compared to a net loss of $9,389 in 1994. This decrease in net loss was primarily due to a decrease in costs of filmed entertainment and distribution fees and expenses exceeding the decrease in revenues as well as an increase in interest income.

                              Financial Condition

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $502,435 in cash as of December 31, 1995. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling $457,319 as of December 31, 1995. Of this amount, $217,319 will be paid to the Partnership as collected by the distributors and $100,000, which represents the final license fee due from The Disney Channel for the domestic telecast rights for "The Little Kidnappers," is expected to be paid in 1996. The remaining $140,000 will be paid to the Partnership over the next fourteen months.

For the year ending December 31, 1995, the Partnership declared distributions to partners totaling $643,588, of which $160,897 was paid in May 1995, $160,897 was paid in August 1995, and $160,897 was paid in November 1995, with the remaining $160,897 paid in February 1996. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue during 1996, although no determination has been made regarding any specific level of distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to conduct its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000. As of December 31, 1995, the Partnership has received $200,000 from The Disney Channel and is expected to receive the remaining $100,000 in 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets (defined as 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). As of December 31, 1995, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership received a minimum guarantee of $500,000, of which $100,000 was received upon delivery of the film in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and the remaining $200,000 in October 1995.

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995 as the international distribution rights are now being handled by the General Partner on behalf of the Partnership. The General Partner will earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of December 31, 1995, international gross sales made under the original distribution agreement totaled $1,134,175, of which $357,878 was retained by the distributor for its fees and marketing costs. The remaining $776,297 will be paid to the Partnership as collected by the distributor. As of December 31, 1995, the Partnership had received $766,092 of such amounts. The remaining $10,205 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. Such collections by the distributor will generally occur as the film becomes available for exhibition within the respective territories. The Partnership anticipates that it will recover its remaining net investment in this film of $102,276 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of December 31, 1995, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of December 31, 1995, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner had fully recovered its remaining distribution costs as of December 31, 1995, any additional sales, net of fees, will flow to the Partnership.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of December 31, 1995, international gross sales totaled $1,347,348, of which $353,783 was retained by the distributor for its fees and marketing costs, with the remaining $993,565 due to the Partnership. As of December 31, 1995, the Partnership had received $786,451 of such amounts. The remaining $207,114 will be paid to the Partnership over the next three to twenty- four months as collected by the distributor. In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. In addition, the Partnership has received monthly license fee payments totaling $10,000 in 1995. The remaining balance of the licensing agreement of $140,000 will be paid to the Partnership over the next fourteen months. During 1995, the Partnership recovered its remaining net investment in this film.

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

The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime a pay television license through 1997 and the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000, after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any additional revenues beyond the original Showtime advance from the domestic home video distribution of "Curacao."

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of December 31, 1995, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of December 31, 1995, the Partnership had recorded international gross revenues of $1,124,953, of which $322,988 was retained by the distributor for is fees and marketing costs, with the remaining $801,965 received by the Partnership.

During 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production cost of $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value. The film's estimated net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995. These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of December 31, 1995, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $832,388. The Partnership plans to recover its remaining net investment in this film of $832,388 from the net revenues generated from remaining international and domestic television markets.

Item 8.  Financial Statements


                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying balance sheets of Jones Programming Partners 1-A, Ltd. (a Colorado limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.



                                                         /s/ ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 20, 1996.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                       ------------------------------------------
                                                                            1995                        1994
                                                                       --------------              --------------
                        ASSETS
                        ------
CASH AND CASH EQUIVALENTS (Note 2)                                       $  502,435                 $    668,088

RECEIVABLES:
  Foreign income receivable (Note 5)                                        317,319                      185,007
  Domestic income receivable, net of unamortized
    discount of $-0- and $7,858 at December 31, 1995
    and 1994, respectively (Note 5)                                         140,000                      192,142
  Accounts receivable from affiliates                                        36,848                         -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $7,952,542 and $7,458,205
    as of December 31, 1995 and 1994, respectively (Notes 2, 4 and 5)       934,664                    1,450,888

OTHER ASSETS                                                                  2,273                        2,857
                                                                         ----------                 ------------

                  Total assets                                           $1,933,539                 $  2,498,982
                                                                         ==========                 ============


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                     ---------------------------------------
                                                                          1995                     1994
                                                                     --------------           --------------
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                     $           -             $      1,100
  Accrued distributions payable to partners                                160,897                  160,897
  Accrued liabilities                                                        6,000                    7,513
                                                                     -------------             ------------

                Total liabilities                                          166,897                  169,510
                                                                     -------------             ------------


PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                      1,000                    1,000
    Distributions                                                          (34,395)                 (27,959)
    Accumulated deficit                                                     (2,904)                  (3,712)
                                                                     -------------             ------------

                Total general partner's deficit                            (36,299)                 (30,671)
                                                                     -------------             ------------

  Limited partners -
    Contributed capital
      (12,743 units outstanding at December 31, 1995 and 1994)           5,459,327                5,459,327
    Distributions                                                       (3,405,062)              (2,767,910)
    Accumulated deficit                                                   (251,324)                (331,274)
                                                                     -------------             ------------

                Total limited partners' capital                          1,802,941                2,360,143
                                                                     -------------             ------------

                Total partners' capital                                  1,766,642                2,329,472
                                                                     -------------             ------------

                Total liabilities and  partners' capital             $   1,933,539             $  2,498,982
                                                                     =============             ============


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                               For the Years Ended December 31,
                                                    ----------------------------------------------------

                                                         1995                 1994             1993
                                                    --------------        -------------    -------------
GROSS REVENUES (Notes 2 and 5)                       $    699,023          $    413,756     $  4,839,139

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)           250,173               345,428        4,622,494
  Distribution fees and expenses (Note 2)                 113,877                63,583          543,763
  Loss from write-down of film production cost
   (Notes 2 and 5)                                        244,164                  -               -
  Operating, general and administrative
   expenses (Note 4)                                       39,454                37,349           38,519
                                                     ------------          ------------      ------------

            Total costs and expenses                      647,668               446,360        5,204,776
                                                     ------------          ------------      ------------

OPERATING INCOME (LOSS)                                    51,355               (32,604)        (365,637)
                                                     ------------          ------------      ------------

OTHER INCOME:
  Interest income                                          29,403                23,215            4,763
                                                     ------------          ------------      ------------

            Total other income                             29,403                23,215            4,763
                                                     ------------          ------------      ------------

NET INCOME (LOSS)                                    $     80,758          $     (9,389)    $   (360,874)
                                                     ============          ============     ============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $        808          $        (94)    $     (3,609)
                                                     ============          ============     ============

  Limited Partners                                   $     79,950          $     (9,295)    $   (357,265)
                                                     ============          ============     ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $       6.27          $       (.73)    $     (28.04)
                                                     ============          ============     ============

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                12,743                12,743           12,743
                                                     ============          ============     ============


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                 For the Years Ended December 31,
                                                     --------------------------------------------------------

                                                          1995                 1994                  1993
                                                     --------------       --------------        -------------
GENERAL PARTNER:
  Balance, beginning of year                         $   (30,671)         $   (24,141)         $   (14,096)
  Distributions                                           (6,436)              (6,436)              (6,436)
  Net income (loss) for year                                 808                  (94)              (3,609)
                                                     -----------          -----------          -----------

  Balance, end of year                               $   (36,299)         $   (30,671)         $   (24,141)
                                                     ===========          ===========          ===========

LIMITED PARTNERS:
  Balance, beginning of year                         $ 2,360,143          $ 3,006,590          $ 4,001,007
  Distributions                                         (637,152)            (637,152)            (637,152)
  Net income (loss) for year                              79,950               (9,295)            (357,265)
                                                     -----------          -----------          -----------

  Balance, end of year                               $ 1,802,941          $ 2,360,143          $ 3,006,590
                                                     ===========          ===========          ===========

TOTAL PARTNERS' CAPITAL                              $ 1,766,642          $ 2,329,472          $ 2,982,449
                                                     ===========          ==========           ===========


               The accompanying notes to the financial statements are an integral part of these financial statements

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended December 31,
                                                                  ---------------------------------------------

                                                                      1995            1994             1993
                                                                   ---------        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  80,758        $  (9,389)      $  (360,874)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
          Amortization of filmed entertainment costs                 250,173          345,428         4,622,494
          Loss from write-down of film production cost               244,164                -                -
          Amortization of discount                                    (7,858)         (20,344)          (24,507)
          Decrease (increase) in foreign income
              receivable                                            (132,312)         304,403           (85,227)
          Decrease in domestic income receivable                      60,000           75,000            75,000
          Decrease (increase) in other assets                            584           14,297            (1,380)
          Net change in amounts due to/from affiliates               (37,948)        (224,318)          (66,637)
          Increase (decrease) in trade accounts payable and
             accrued liabilities                                      (1,513)           1,507            (3,644)
          Decrease in unearned revenue                                     -                -        (2,023,125)
                                                                   ---------        ---------       -----------

             Net cash provided by operating activities               456,048          486,584         2,132,100
                                                                   ---------        ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in production advances                    21,887           (8,974)         (358,409)
    Payment of production and overhead fee to General Partner              -                -          (500,000)
                                                                   ---------        ---------       -----------

             Net cash provided by (used in) investing activities      21,887           (8,974)         (858,409)
                                                                   ---------        ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                       (643,588)        (643,588)         (643,588)
                                                                   ---------        ---------       -----------

             Net cash used in financing activities                  (643,588)        (643,588)         (643,588)
                                                                   ---------        ---------       -----------

INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                       (165,653)        (165,978)          630,103

CASH AND CASH EQUIVALENTS, beginning of year                         668,088          834,066           203,963
                                                                   ---------        ---------       -----------

CASH AND CASH EQUIVALENTS, end of year                             $ 502,435        $ 668,088       $   834,066
                                                                   =========        =========       ===========


               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND BUSINESS

         Organized in April 1989, Jones Programming Partners 1-A, Ltd. (the "Partnership") is a limited Partnership formed pursuant to the laws of the State of Colorado to engage in the development, production, acquisition, licensing and distribution of original entertainment programming. Jones Entertainment Group, Ltd. is the "General Partner" of the Partnership.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - The Partnership considers all highly-liquid investments with maturity when purchased of three months or less to be cash equivalents.

         Revenue Recognition - The Partnership recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and international licensing of programming, which may include the receipt of non-refundable guaranteed amounts, are recognized when such amounts are known, the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above criteria are met.

         Investment in and Advances for Film Production - Investment in film production consists of advances to production entities for story rights, production costs, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included in investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner. Repayment of production advances will be applied to reduce advances outstanding.

         Distribution Costs - Distribution fees and expenses incurred in connection with domestic and international film distribution are recorded at the time that the related licensing fees are recognized as revenue by the Partnership. Similarly, the Partnership expenses film advertising costs related to distribution when the advertising takes place.

         Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      PARTNERS' CAPITAL

         The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). Currently, no existing limited partner is obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

         Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits/losses and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner. Interest income earned prior to the start of the Partnership's first production was allocated 100 percent to the limited partners.

(4)      TRANSACTIONS WITH AFFILIATES

         The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of actual or budgeted direct costs of each of the Partnership's programming projects. This fee was calculated and payable at the time principal photography commenced on each particular project. In 1993, the Partnership paid a $500,000 production and overhead fee to the General Partner for the film "Curacao."

         The General Partner is also entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership, which include, but are not limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparing and distributing reports to investors and salaries of any full or part-time employees. The General Partner allocated $11,204, $6,035 and $3,280 of such expenses to the Partnership for the years ended December 31, 1995, 1994, and 1993 respectively.

(5)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "The Little Kidnappers"

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership has invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1995, the Partnership's net investment in the film, after consideration of amortization, is $102,276. From inception to December 31, 1995, the Partnership has recognized approximately $2,890,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1995, $110,205 in receivables was outstanding from the film's distributors and licensees. The Partnership expects to be paid these amounts during 1996.

         "The Story Lady"

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested its share of $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of December 31, 1995, the Partnership has fully recovered its remaining net investment in the film. From inception to December 31, 1995, the Partnership has recognized approximately $1,925,000 of revenue from this film. As of December 31, 1995, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $347,114. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

         "Curacao"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 1995, the Partnership has recognized approximately

         $3,894,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production.

         During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. In accordance with Statement of Financial accounting Standards ("SFAS") No. 53, unamortized film production costs are to be periodically compared with the net realizable value of a film, which is determined based on the total estimated future gross revenues from the film less any direct costs of distribution. If estimated future gross revenues from a film are not sufficient to recover the unamortized film costs and related distribution expenses, the unamortized film costs are to be written down to the film's net realizable value. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write- down of film production of $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value. The film's estimated net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995.
         These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of December 31, 1995, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $832,388.

(6)      INCOME TAXES

         Income tax provision (benefit) resulting from the Partnership's operations are not reflected in the accompanying financial statements as such amounts accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

         The Partnership's tax returns, the qualification of the Partnership as a limited partnership for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's tax status or to the Partnership's recorded income or loss, the tax liability of the general and limited partners would be adjusted accordingly.

         The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes.

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

         Name                       Age    Positions with the General Partner
         ----                       ---    ----------------------------------
         Glenn R. Jones             66     Chairman of the Board and
                                           Chief Executive Officer
         Richard K. Rosenberg       51     Executive Vice President and Director
         Elizabeth M. Steele        44     Secretary
         Jay B. Lewis               37     Treasurer
         Derek H. Burney            56     Director
         Wilfred N. Cooper, Sr.     65     Director
         J. Rodney Dyer             60     Director
         William C. Nestel          47     Director
         David K. Zonker            42     Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Rosenberg was appointed a director of the General Partner in March 1996 and was elected Executive Vice President of the General Partner in February 1996. Mr. Rosenberg joined Jones Digital Century, Inc., an affiliate of the General Partner, in October 1995 as Vice President of Business Affairs. Mr. Rosenberg has been involved in business affairs for the entertainment industry for 23 years. Prior to joining Jones Digital Century, Inc., Mr. Rosenberg was executive vice president and chief operating officer of Spencer Entertainment, a diversified multimedia entertainment company. He also served as vice president of legal and business affairs at Cinetel Films. Mr. Rosenberg has operated his own entertainment and software businesses, including RKR Pictures, inc., an independent production and distribution company, where he financed, produced and distributed six motion pictures, including Alice Sweet Alice, starring Brooke Shields and The Wild Duck with Liv Ullman and Jeremy Irons. Mr. Rosenberg is the author of Entertainment Industry Contracts
- - Negotiating and Drafting Guide. He is a member of the editorial board for the Entertainment Law and Finance Journal, the California, New York, New Jersey and Florida Bar Associations, ASCAP and BMI, and currently serves as an arbitrator for both the American Film Marketing Association and the American Arbitration Association's Entertainment Industry Panel.

         Ms. Elizabeth M. Steele is Secretary of the General Partner. She is also Vice President/General Counsel and Secretary of Jones Intercable, Inc. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Jay B. Lewis was elected Treasurer of the General Partner in February 1996. Mr. Lewis is Vice President/Finance and Treasurer for Jones International, Ltd., an affiliate of the General Partner, and certain of its subsidiaries. Mr. Lewis joined Jones Spacelink, Ltd., a former affiliate of the General Partner, in February 1986 as Assistant Controller, was promoted to Controller in June 1987 and was elected its Treasurer in June 1994. Substantially all of the assets of Jones Spacelink, Ltd. were acquired by Jones Intercable, Inc., an affiliate of the General Partner, in December 1994. Prior to joining Jones Spacelink, Ltd., Mr. Lewis was employed by Arthur Young & Company, a public accounting firm.

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

         Mr. William C. Nestel was elected a director of the General Partner in July 1995. Mr. Nestel has been an employee of affiliates of the General Partner since June 1995. From 1994 until joining the Jones organization, Mr. Nestel was a partner with Abracadabra Interactive Entertainment, where he was involved in the design of several interactive projects. During the same time period, Mr. Nestel was also involved in establishing a strategic relationship with Electronic Arts and UnderProd, a major independent production company affiliated with Sony

Entertainment. During the period 1992 to 1993, Mr. Nestel was a consultant to Rastar Productions. From 1987 to 1992, Mr. Nestel was Vice Chairman of Rastar Productions where his responsibilities included administration of production, business, legal and all other company operations. Prior to joining Rastar Productions, Mr. Nestel was an attorney at the Los Angeles law firm of Wood, Lucksinger and Epstein from 1982 until 1987. In the early 1980s, Mr. Nestel was Vice President/Business Affairs of CBS Theatrical Films and during the late 1970s he was Vice President of Paramount Pictures.

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

         Derek H. Burney and William C. Nestel are directors of the General Partner. Reports by Messrs. Burney and Nestel with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. Neither Mr. Burney nor Mr. Nestel own any limited partnership interests in the Partnership.


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

         The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of the direct costs or the budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid in 1995.

         The General Partner is entitled to reimbursement from the Partnership for certain allocated general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the

Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to the Partnership. In 1995, the General Partner allocated $11,204 of such expenses to the Partnership.

         The General Partner may also advance funds and charge interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the published prime rate plus 2 percent. No advances were made in 1995, and thus no interest was paid to the General Partner by the Partnership in 1995.


                                    PART IV.

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                 1.       Financial statements

                 2.       Schedules - None.

                 3.       The following exhibits are filed herewith:

                          4.1     Limited Partnership Agreement.(1)

                          27      Financial Data Schedule

                          (1)     Incorporated by reference from the
                                  Partnership's Annual Report on Form 10-K for year ended December 31, 1989.

         (b)              Reports on Form 8-K:

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

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                        a Colorado limited partnership
                                        By  Jones Entertainment Group, Ltd.,
                                            its General Partner


                                        By: /s/  GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and
Dated:   March 29, 1996                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        By: /s/  GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board
                                            and Chief Executive Officer
Dated:   March 29, 1996                     (Principal Executive Officer)


                                        By: /s/  JAY B. LEWIS
                                            -----------------------------------
                                            Jay B. Lewis
                                            Treasurer
                                            (Principal Financial and
Dated:   March 29, 1996                     Accounting Officer)


                                        By: /s/  RICHARD K. ROSENBERG
                                            -----------------------------------
                                            Richard K. Rosenberg
Dated:   March 29, 1996                     Executive Vice President and
                                            Director


                                        By: /s/  DEREK H. BURNEY
                                            -----------------------------------
                                            Derek H. Burney
Dated:   March 29, 1996                     Director

                                        By: /s/  WILFRED N. COOPER, SR.
                                            -----------------------------------
                                            Wilfred N. Cooper, Sr.
Dated:   March 29, 1996                     Director


                                        By: /s/  J. RODNEY DYER
                                            -----------------------------------
                                            J. Rodney Dyer
Dated:   March 29, 1996                     Director

                                        By:
                                            -----------------------------------
                                            William C. Nestel
Dated:   March   , 1996                     Director

                                        By:
                                            -----------------------------------
                                            David K. Zonker
Dated:   March   , 1996                     Director

                                 EXHIBIT INDEX


Exhibit                                                    Page
Number                    Description                     Number
- -------                   -----------                     ------
4.1              Limited Partnership Agreement.(1)
27               Financial Data Schedule
