Form 10-Q
period 1996-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1996-05-15
CIK 873800

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1996.
                                  ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

                         Commission File Number 0-19075

                     Jones Programming Partners 1-A, Ltd.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1088820
- --------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------

                                     INDEX
                                     -----

                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Statements of Financial Position
             March 31, 1996 and December 31, 1995                       3-4

           Unaudited Statements of Operations
             Three Months Ended March 31, 1996 and 1995                   5

           Unaudited Statements of Cash Flows
             Three Months Ended March 31, 1996 and 1995                   6

           Notes to Unaudited Financial Statements
             March 31, 1996                                             7-8

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             9-11


PART II.  OTHER INFORMATION                                              12

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------

                                                                     March 31,    December 31,
                                                                       1996           1995
                                                                    ----------    ------------
                     ASSETS
                     ------

CASH AND CASH EQUIVALENTS                                           $  378,762    $  502,435

RECEIVABLES:
  Foreign income receivable                                            351,942       317,319
  Domestic income receivable                                           125,000       140,000
  Accounts receivable from affiliates                                   37,359        36,848

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,014,347 and $7,952,542
    as of March 31, 1996 and December 31, 1995, respectively           872,859       934,664

OTHER ASSETS                                                                 -         2,273
                                                                    ----------    ----------

                     Total assets                                   $1,765,922    $1,933,539
                                                                    ==========    ==========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------

                                                                  March 31,    December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996           1995
      -------------------------------------------                -----------   ------------

LIABILITIES:
  Accrued distributions payable to partners                      $   160,897   $   160,897
  Accrued liabilities                                                  7,500         6,000
                                                                 -----------   -----------

       Total liabilities                                             168,397       166,897
                                                                 -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                1,000         1,000
    Distributions                                                    (36,004)      (34,395)
    Accumulated deficit                                               (2,986)       (2,904)
                                                                 -----------   -----------

       Total general partner's deficit                               (37,990)      (36,299)
                                                                 -----------   -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of March 31, 1996
      and December 31, 1995)                                       5,459,327     5,459,327
    Distributions                                                 (3,564,350)   (3,405,062)
    Accumulated deficit                                             (259,462)     (251,324)
                                                                 -----------   -----------

       Total limited partners' capital                             1,635,515     1,802,941
                                                                 -----------   -----------

       Total partners' capital                                     1,597,525     1,766,642
                                                                 -----------   -----------

       Total liabilities and partners' capital                   $ 1,765,922   $ 1,933,539
                                                                 ===========   ===========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                      1996       1995
                                                    --------   --------

GROSS REVENUES                                      $ 81,118   $102,244

COSTS AND EXPENSES:
  Costs of filmed entertainment                       61,805     81,109
  Distribution fees and expenses                      22,033     24,484
  Operating, general and administrative expenses      10,857     11,825
                                                    --------   --------

         Total costs and expenses                     94,695    117,418
                                                    --------   --------

OPERATING LOSS                                       (13,577)   (15,174)
                                                    --------   --------

OTHER INCOME (EXPENSE):
  Interest income                                      5,357      7,708
                                                    --------   --------

         Other income, net                             5,357      7,708
                                                    --------   --------

NET LOSS                                            $ (8,220)  $ (7,466)
                                                    ========   ========

ALLOCATION OF NET LOSS:
  General Partner                                   $    (82)  $    (75)
                                                    ========   ========

  Limited Partners                                  $ (8,138)  $ (7,391)
                                                    ========   ========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $(.64)     $(.58)
                                                    ========   ========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                         12,743     12,743
                                                    ========   ========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------

                                                          1996        1995
                                                        ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $  (8,220)  $  (7,466)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Amortization of filmed entertainment costs              61,805      81,109
   Amortization of discount                                     -      (3,843)
   Net change in assets and liabilities:
    Decrease (increase) in foreign income receivable      (34,623)     13,640
    Decrease in domestic income receivable                 15,000           -
    Decrease in other assets                                2,273       2,202
    Net change in amounts due to/from affiliates             (511)     10,033
    Increase in accrued liabilities                         1,500       2,313
                                                        ---------   ---------

     Net cash provided by operating activities             37,224      97,988
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in production advances                            -       1,022
                                                        ---------   ---------

     Net cash provided by investing activities                  -       1,022
                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                               (160,897)   (160,897)
                                                        ---------   ---------

     Net cash used in financing activities               (160,897)   (160,897)
                                                        ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                    (123,673)    (61,887)

CASH AND CASH EQUIVALENTS, beginning of period            502,435     668,088
                                                        ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                $ 378,762   $ 606,201
                                                        =========   =========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of March 31, 1996 and December 31, 1995 and its results of operations and its cash flows for the three month period ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the Partnership, the Partnership was charged $6,536 and $1,701 for direct expenses only for the three month periods ended March 31, 1996 and 1995, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of March 31, 1996, the Partnership's net investment in the film, after consideration of amortization, is $92,400. From inception to March 31, 1996, the Partnership has recognized approximately $2,902,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of March 31, 1996, $113,078 in receivables was outstanding from the film's distributors and licensees. Of this amount, $100,000 was received by the Partnership in April 1996, with the remaining $13,078 expected to be paid during 1996.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of March 31, 1996, the Partnership has fully recovered its remaining net investment in the film. From inception to March 31, 1996, the Partnership has recognized approximately $1,925,000 of revenue from this film. As of March 31, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $315,736. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to March 31, 1996, the Partnership has recognized approximately

     $3,963,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of March 31, 1996, the Partnership's net investment in the film, after consideration of amortization, was $780,459. As of March 31, 1996, the Partnership had outstanding receivables from the film's international distributors totaling $48,128, which was paid in April 1996.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
- -------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $378,762 in cash as of March 31, 1996. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $477,000 as of March 31, 1996. Approximately $204,000 of this amount will be paid to the Partnership as collected by the distributors, $125,000 will be paid to the Partnership over the next eleven months, $48,000 relating to international distribution of "Curacao" was received in April 1996, and the remaining $100,000, which represents the final payment under the Disney Channel license agreement for "The Little Kidnappers," was paid in April 1996.

For the three months ended March 31, 1996, the Partnership declared distributions to partners totaling $160,897, which will be paid in May 1996. These distributions are made using cash on hand, interest income and cash provided by operating activities. Distributions are expected to continue, although no determination has been made regarding any specific level of distributions. Distributions reduce the financial flexibility of the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000. As of March 31, 1996, the Partnership had received $200,000 from The Disney Channel and received the remaining $100,000 in April 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years (non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises). As of March 31, 1996, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership received a minimum guarantee of $500,000, of which $100,000 was received upon delivery of the film in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and
the remaining $200,000 in October 1995. The Partnership does not expect to receive any additional proceeds under this agreement.

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995. The international distribution rights for the film are now being handled by the General Partner on behalf of the Partnership. The General Partner will earn a distribution fee equal to

25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of March 31, 1996, international gross sales made under the original distribution agreement totaled $1,139,570, of which $359,165 was retained by the distributor for its fees and marketing costs and $767,327 was remitted to the Partnership as of March 31, 1996. The remaining $13,078 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. The Partnership anticipates that it will recover its remaining net investment in this film of $92,400 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner.

"The Story Lady"
 --------------

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of March 31, 1996, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of March 31, 1996, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its total distribution costs as of March 31, 1996. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of March 31, 1996, international gross sales totaled $1,347,348, of which $353,783 was retained by the distributor for its fees and marketing costs, with the remaining $993,565 due to the Partnership. As of March 31, 1996, the Partnership had received $802,829 of such amounts. The remaining $190,736 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of March 31, 1996, the Partnership had received monthly license fee payments totaling $25,000. The remaining balance due under the licensing agreement of $125,000 will be paid to the Partnership over the next eleven months. During 1995, the Partnership recovered its remaining net investment in this film.

"Curacao"
 -------

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of March 31, 1996, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of March 31, 1996, the Partnership had recorded international gross revenues of $1,193,826, of which $343,733 was retained by the distributor for its fees and marketing costs, with the remaining $850,093 due to the Partnership. As of March 31, 1996, the Partnership had received $801,965 of such amounts. The remaining $48,128 was received by the Partnership in April 1996. The Partnership plans to recover its remaining net investment in this film of $780,459 from the net revenues generated from remaining international and domestic television markets.


                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $21,126, from $102,244 for the three months ended March 31, 1995 to $81,118 for the three months ended March 31, 1996. This decrease is primarily due to a decrease in international and domestic sales of "The Story Lady," which were $0 for the three months ended March 31, 1996 as compared to $43,476 for the same period in 1995. This decrease in sales for "The Story Lady" was partially offset by increases in international and domestic sales of "The Little Kidnappers" and "Curacao" of $7,822 and $14,528, respectively, for the three month period ended March 31, 1996 as compared to the same period in 1995.

Filmed entertainment costs decreased $19,304, from $81,109 for the three months ended March 31, 1995 to $61,805 for the three months ended March 31, 1996. This decrease was the result of decreased revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $2,451, from $24,484 for the three months ended March 31, 1995 to $22,033 for the same period in 1996. This decrease resulted primarily from the decreased sales of the Partnership's programming as discussed above as well as changes in the mix of domestic and international sales of the Partnership's programming. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Interest income decreased $2,351, from $7,708 for the three months ended March 31, 1995 to $5,357 for the three months ended March 31, 1996. This decrease in interest income was the result of lower average levels of invested cash balances existing during the first three months of 1996 as compared to the same period in 1995.

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

                               JONES PROGRAMMING PARTNERS 1-A, LTD.
                               BY:    JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner

                               By:    /s/ Jay B. Lewis
                                      ----------------------------------
                                      Jay B. Lewis
                                      Principal Financial and Accounting Officer

Dated:  May 14, 1996