Form 10-Q
period 1996-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1996-08-13
CIK 873800

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to      .
                              ------  ------

                        Commission File Number 0-19075


                     Jones Programming Partners 1-A, Ltd.
- -------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                            #84-1088820
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                      -----------------------------------
                         Registrant's telephone number


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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                                     INDEX
                                     -----

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Statements of Financial Position as of
            June 30, 1996 and December 31, 1995                                            3-4

          Unaudited Statements of Operations for the
            Three and Six Months Ended June 30, 1996 and 1995                                5

          Unaudited Statements of Cash Flows for the
            Six Months Ended June 30, 1996 and 1995                                          6

          Notes to Unaudited Financial Statements as of
            June 30, 1996                                                                  7-8

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                 9-12

PART II.  OTHER INFORMATION                                                                 13

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------



                                                                     June 30,   December 31,
                                                                       1996         1995
                                                                    ----------  ------------
                     ASSETS
                     ------

CASH AND CASH EQUIVALENTS                                           $  476,775    $  502,435

RECEIVABLES:
  Foreign income receivable                                            169,786       317,319
  Domestic income receivable                                           110,000       140,000
  Accounts receivable from affiliates                                    6,912        36,848

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,030,460 and $7,952,542
    as of June 30, 1996 and December 31, 1995, respectively            856,746       934,664

OTHER ASSETS                                                             1,799         2,273
                                                                    ----------    ----------

                     Total assets                                   $1,622,018    $1,933,539
                                                                    ==========    ==========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------



                                                                              June 30,    December 31,
                                                                                1996          1995
                                                                            ------------  -------------
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
          -------------------------------------------

LIABILITIES:
Accrued distributions payable to partners                                   $   160,897    $   160,897
Accrued liabilities                                                               3,000          6,000
                                                                            -----------    -----------
                     Total liabilities                                          163,897        166,897
                                                                            -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                           1,000          1,000
    Distributions                                                               (37,613)       (34,395)
    Accumulated deficit                                                          (2,771)        (2,904)
                                                                            -----------    -----------

                     Total general partner's deficit                            (39,384)       (36,299)
                                                                            -----------    -----------

  Limited partners -
    Contributed capital, net of offering costs (12,743 units outstanding
      as of June 30, 1996 and December 31, 1995)                              5,459,327      5,459,327
    Distributions                                                            (3,723,638)    (3,405,062)
    Accumulated deficit                                                        (238,184)      (251,324)
                                                                            -----------    -----------
                     Total limited partners' capital                          1,497,505      1,802,941
                                                                            -----------    -----------
                     Total partners' capital                                  1,458,121      1,766,642
                                                                            -----------    -----------
                     Total liabilities and partners' capital                $ 1,622,018    $ 1,933,539
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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                    For the Three Months Ended  For the Six Months Ended
                                                             June 30,                   June 30,
                                                    --------------------------  -------------------------
                                                      1996           1995        1996             1995
                                                    -------         -------     -------          --------
GROSS REVENUES                                      $66,283       $70,138        $147,401        $172,382

COSTS AND EXPENSES:
  Costs of filmed entertainment                      16,113        46,729          77,918         127,838
  Distribution fees and expenses                     19,599         8,282          41,632          32,766
  Operating, general and administrative expenses     14,427         7,818          25,284          19,643
                                                    -------       -------        --------        --------

        Total costs and expenses                     50,139        62,829         144,834         180,247
                                                    -------       -------        --------        --------

OPERATING INCOME (LOSS)                              16,144         7,309           2,567          (7,865)
                                                    -------       -------        --------        --------

OTHER INCOME (EXPENSE):
  Interest income                                     5,349         7,292          10,706          15,000
                                                    -------       -------        --------        --------

        Other income, net                             5,349         7,292          10,706          15,000
                                                    -------       -------        --------        --------

NET INCOME                                          $21,493       $14,601        $ 13,273        $  7,135
                                                    =======       =======        ========        ========

ALLOCATION OF NET INCOME:
  General Partner                                   $   215       $   146        $    133        $     71
                                                    =======       =======        ========        ========

  Limited Partners                                  $21,278       $14,455        $ 13,140        $  7,064
                                                    =======       =======        ========        ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                  $  1.67       $  1.13        $   1.03        $    .55
                                                    =======       =======        ========        ========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        12,743        12,743          12,743          12,743
                                                    =======       =======        ========        ========

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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                       For the Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1996        1995
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  13,273   $   7,135
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs           77,918     127,838
      Amortization of discount                                  -      (7,763)
      Net change in assets and liabilities:
        Decrease in foreign income receivable             147,533      22,990
        Decrease in domestic income receivable             30,000           -
        Decrease in other assets                              474       2,857
        Net change in amounts due to/from affiliates       29,936      23,878
        Decrease in accrued liabilities                    (3,000)     (2,173)
                                                        ---------   ---------
          Net cash provided by operating activities       296,134     174,762
                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in production advances                           -      21,887
                                                        ---------   ---------
          Net cash provided by investing activities             -      21,887
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                              (321,794)   (321,794)
                                                        ---------   ---------
          Net cash used in financing activities          (321,794)   (321,794)
                                                        ---------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS                     (25,660)   (125,145)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            502,435     668,088
                                                        ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 476,775   $ 542,943
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of June 30, 1996 and December 31, 1995 and its results of operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Although the General Partner is entitled to reimbursement for all direct and indirect expenses allocable to the partnership, the partnership was charged $3,093 and $3,693 for direct expenses only for the three month periods ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, $9,629 and $5,393, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ----------------------

     In January 1990, The General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of June 30, 1996, the Partnership's net investment in the film, after consideration of amortization, was $92,400. From inception to June 30, 1996, the Partnership has recognized approximately $2,902,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from the Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of June 30, 1996, $9,176 in receivables was outstanding from the film's distributors and licensees, and is expected to be paid over the next three to twenty-four months as collected by distributors.

     "The Story Lady"
      ---------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of June 30, 1996, the Partnership had fully recovered its total investment in the film. From inception to June 30, 1996, the Partnership has recognized approximately $1,970,000 of revenue from this film. As of June 30, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $270,299. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

     "Curacao"
      --------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of June 30, 1996, the Partnership's net investment in the film, after consideration of amortization, was $764,346. From inception to June 30, 1996, the Partnership has recognized approximately $3,985,000 of gross revenue from this film, which includes the initial license fee and home video advance from

Showtime of $2,650,000, which was used to finance the film's production. As of June 30, 1996, the Partnership had outstanding receivables from the film's international distributors totaling $311, which were paid in July 1996.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
- -------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $476,775 in cash as of June 30, 1996. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $280,000 as of June 30, 1996. Approximately $170,000 of this amount will be paid to the Partnership over the next three to twenty-four months as collected by the distributors and the remaining $110,000 will be paid to the Partnership over the next twelve months.

For the six months ended June 30, 1996, the Partnership declared distributions to partners totaling $321,794, of which $160,897 was paid in May 1996 with the remaining $160,897 to be paid in August 1996. These distributions are made using cash on hand, interest income and cash provided by operating activities. Quarterly distributions are expected to continue through the fourth quarter of 1996 at the same level as those made during the first two quarters of 1996. Thereafter, distributions will likely be suspended or substantially reduced. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming will be periodically distributed to partners.

The General Partner, on behalf of the Partnership, will continue to manage and arrange for the second cycle distribution of the Partnership's programming in remaining unexploited territories and markets. In addition, the General Partner, on behalf of the Partnership, has engaged an independent public accounting firm for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits is to identify and facilitate payment of any excess film revenue proceeds retained by the distributors that belong to the Partnership. There can be no assurance that either the continued second cycle distribution of the Partnership's programming or the performance of these audits will generate significant revenue for the Partnership.

It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to partners in the future as the Partnership's interests in the programming are sold. The General Partner cannot predict at this time when, which or at what price the Partnership's interests in its programming projects ultimately will be sold.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ----------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to the Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000 which had been received by the Partnership as of June 30, 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of June 30, 1996, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995. The international distribution rights for the film are now being handled by the General Partner on behalf of the Partnership. The General Partner will earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of June 30, 1996, international gross sales made under the original distribution agreement totaled $1,139,570, of which $359,165 was retained by the distributor for its fees and marketing costs and $771,229 was remitted to the Partnership as of June 30, 1996. The remaining $9,176 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. The Partnership anticipates that it will recover its remaining net investment in this film of $92,400 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner.

"The Story Lady"
 ---------------

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of June 30, 1996, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with the Disney Channel, granting the Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of June 30, 1996, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its total distribution costs as of June 30, 1996. As the General Partner has now fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of June 30, 1996, international gross sales totaled $1,392,148, of which $367,778 was retained by the distributor for its fees and marketing costs, with the remaining $1,024,370 due to the Partnership. As of June 30, 1996, the Partnership had received $864,071 of such amounts. The remaining $160,299 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of June 30, 1996, the Partnership had received license fee payments totaling $40,000. In accordance with new payment terms renegotiated with the distributor, the remaining balance due under the licensing agreement of $110,000 will be paid to the Partnership periodically over the next twelve months. During 1995, the Partnership recovered its remaining net investment in this film.

"Curacao"
 --------

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of June 30, 1996, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of June 30, 1996, the Partnership had recorded international gross revenues of $1,214,998, of which $349,337 was retained by the distributor for its fees and marketing costs, with the remaining $865,661 remitted to the Partnership as of June 30, 1996.

During 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production cost of $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value as of September 30, 1995. The film's estimated net realizable value was calculated based on the General Partner's estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1995. These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of June 30, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $764,346. The Partnership plans to recover its remaining net investment in this film of $764,346 from net revenues generated from remaining international and domestic television markets.


                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $3,855, from $70,138 for the three months ended June 30, 1995 to $66,283 for the three months ended June 30, 1996. For the six month periods ended June 30, 1995 and June 30, 1996, revenues of the Partnership decreased $24,981. These decreases were primarily due to a decrease in domestic and international sales of "The Story Lady," which were $49,237 and $92,713, respectively, for the three and six month periods ended June 30, 1995 as compared to $44,800 for the three and six month periods ended June 30, 1996. These decreases in sales for "The Story Lady" were partially offset by increases in international and domestic sales of "The Little Kidnappers" and "Curacao" of $3,506 and $19,426, respectively, for the six months ended June 30, 1996 as compared to the same period in 1995.

Filmed entertainment costs decreased $30,616, from $46,729 for the three months ended June 30, 1995 to $16,113 for the same period in 1996 and decreased $49,920, from $127,838 for the six months ended June 30, 1995 to $77,918 for the six months ended June 30, 1996. These decreases were mainly the result of the overall decreases in revenues as discussed above. In addition, the decreases were due to the Partnership's net investment in "The Story Lady" becoming fully amortized in late 1995, which resulted in no filmed entertainment costs being recognized in the current year. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $11,317, from $8,282 for the three months ended June 30, 1995 to $19,599 for the similar period in 1996 and increased $8,866, from $32,766 for the six months ended June 30, 1995 to $41,632 for the same period in 1996. These increases are primarily the result of increased international sales of "Curacao" during 1996 as discussed above, which had more distribution-related fees and expenses in comparison to sales of the Partnership's other programming during 1995. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $6,609, from $7,818 for the three months ended June 30, 1995 to $14,427 for the three months ended June 30, 1996 and increased $5,641, from $19,643 to $25,284 for the six month periods ended June 30, 1995 and 1996, respectively. These increases are mainly due to an increase in royalties paid to the writer of "The Little Kidnappers" as well as increases in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1996 as compared to 1995.

Interest income decreased $1,943, from $7,292 for the three months ended June 30, 1995 to $5,349 for the similar period in 1996 and decreased $4,294, from $15,000 for the six months ended June 30, 1995 to $10,706 for the same period in 1996. These decreases in interest income were the result of lower average levels of invested cash balances existing during the first six months of 1996 as compared to the same period in 1995.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)  EXHIBITS

             27)  FINANCIAL DATA SCHEDULE

         B)  REPORTS ON FORM 8-K

             NONE