Form 10-Q
period 1996-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1996-11-13
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               -------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    to      .

                       Commission File Number 33-21970-02


                     Jones Programming Partners 1-A, Ltd.
------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                           #84-1088820
------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#

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

Yes    X                                                               No
   --------                                                              -------

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                                     INDEX
                                     -----

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Unaudited Statements of Financial Position as of
                  September 30, 1996 and December 31, 1995                                             3-4

            Unaudited Statements of Operations for the
                  Three and Nine Months Ended September 30, 1996 and 1995                                5

            Unaudited Statements of Cash Flows for the
                  Nine Months Ended September 30, 1996 and 1995                                          6

            Notes to Unaudited Financial Statements as of
                  September 30, 1996                                                                   7-8

   Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                       9-12

PART II.  OTHER INFORMATION                                                                             13

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                     ASSETS
                                     ------

                                                                      September 30,  December 31,
                                                                          1996           1995
                                                                      -------------  ------------
CASH AND CASH EQUIVALENTS                                                $388,762    $  502,435
                                                                         --------    ----------
RECEIVABLES:
  Foreign income receivable                                               145,659       317,319
  Domestic income receivable                                               93,077       140,000
  Accounts receivable from affiliates                                           -        36,848
                                                                         --------    ----------
                        Total receivables                                 238,736       494,167
                                                                         --------    ----------
INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,695,557 and $7,952,542
    as of September 30, 1996 and December 31, 1995, respectively          191,649       934,664
                                                                         --------    ----------
OTHER ASSETS                                                                2,999         2,273
                                                                         --------    ----------
                        Total assets                                     $822,146    $1,933,539
                                                                         ========    ==========




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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

                                                                     September 30,   December 31,
                                                                          1996           1995
                                                                     --------------  -------------
LIABILITIES:
  Accrued distributions payable to partners                          $   160,897    $   160,897
  Accrued liabilities                                                      7,513          6,000
  Accounts payable to affiliates                                             769              -
                                                                     -----------    -----------
                        Total liabilities                                169,179        166,897
                                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                    1,000          1,000
    Distributions                                                        (39,222)       (34,395)
    Accumulated deficit                                                   (9,214)        (2,904)
                                                                     -----------    -----------
                        Total general partner's deficit                  (47,436)       (36,299)
                                                                     -----------    -----------
  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of September 30, 1996
      and December 31, 1995)                                           5,459,327      5,459,327
    Distributions                                                     (3,882,926)    (3,405,062)
    Accumulated deficit                                                 (875,998)      (251,324)
                                                                     -----------    -----------
                        Total limited partners' capital                  700,403      1,802,941
                                                                     -----------    -----------
                        Total partners' capital                          652,967      1,766,642
                                                                     -----------    -----------
                        Total liabilities and partners' capital      $   822,146    $ 1,933,539
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                     For the Three Months Ended  For the Nine Months Ended
                                                            September 30,              September 30,
                                                         1996          1995          1996       1995
                                                      ---------     ---------     ---------   ---------
GROSS REVENUES                                        $  38,189     $  89,787     $ 185,590   $ 262,169

COSTS AND EXPENSES:
 Costs of filmed entertainment                            8,353        87,913        86,271     215,751
 Distribution fees and expenses                          10,401        18,465        52,033      51,231
 Loss from write-down of
  film productions (Note 3)                             656,744       244,164       656,744     244,164
 Operating, general and administrative expenses          10,766         6,001        36,050      25,644
                                                      ---------     ---------     ---------   ---------

   Total costs and expenses                             686,264       356,543       831,098     536,790
                                                      ---------     ---------     ---------   ---------

OPERATING LOSS                                         (648,075)     (266,756)     (645,508)   (274,621)
                                                      ---------     ---------     ---------   ---------

OTHER INCOME (EXPENSE):
 Interest income                                          5,036         6,374        15,742      21,374
 Other expense                                           (1,218)            -        (1,218)          -
                                                      ---------     ---------     ---------   ---------

   Total other income, net                                3,818         6,374        14,524      21,374
                                                      ---------     ---------     ---------   ---------

NET LOSS                                              $(644,257)    $(260,382)    $(630,984)  $(253,247)
                                                      =========     =========     =========   =========

ALLOCATION OF NET LOSS:
 General Partner                                      $  (6,443)    $  (2,604)    $  (6,310)  $  (2,532)
                                                      =========     =========     =========   =========

 Limited Partners                                     $(637,814)    $(257,778)    $(624,674)  $(250,715)
                                                      =========     =========     =========   =========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                                       $(50.05)      $(20.23)      $(49.02)    $(19.67)
                                                      =========     =========     =========   =========

WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                             12,743        12,743        12,743      12,743
                                                      =========     =========     =========   =========




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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                For the Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                    1996         1995
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $(630,984)  $(253,247)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Amortization of filmed entertainment costs                        86,271     215,751
   Loss from write-down of film production                          656,744     244,164
   Amortization of discount                                               -      (7,858)
   Net change in assets and liabilities:
    Decrease (increase) in foreign income receivable                171,660     (40,168)
    Decrease in domestic income receivable                           46,923           -
    Decrease (increase) in other assets                                (726)      2,857
    Net change in amounts due to/from affiliates                     37,617      (1,100)
    Increase (decrease) in accrued liabilities                        1,513         (56)
                                                                -----------   -----------
     Net cash provided by operating activities                      369,018     160,343
                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in production advances                                      -      21,887
                                                                -----------   -----------
     Net cash provided by investing activities                            -      21,887
                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                         (482,691)   (482,691)
                                                                -----------   -----------
     Net cash used in financing activities                         (482,691)   (482,691)
                                                                -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                              (113,673)   (300,461)

CASH AND CASH EQUIVALENTS, beginning of period                      502,435     668,088
                                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                           $388,762    $367,627
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)    BASIS OF PRESENTATION
       ---------------------

       This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of September 30, 1996 and December 31, 1995 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)    TRANSACTIONS WITH AFFILIATED ENTITIES
       -------------------------------------

       The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Generally, the General Partner has historically contracted with several unaffiliated parties to facilitate distribution of the Partnership's films. Accordingly, the General Partner has minimal direct involvement in distribution of the Partnership's films, which represents substantially all of the operating activities of the Partnership. As a result, no portion of the General Partner's indirect operating costs incurred on behalf of the Partnership are charged to the Partnership as such costs are immaterial. The Partnership was charged $3,299 and $3,068 for direct expenses for the three month periods ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, $11,928 and $8,461, respectively, were charged to the Partnership for direct expenses.

(3)    INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
       ----------------------------------------------

       "The Little Kidnappers"
        ---------------------

        In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of September 30, 1996, the Partnership's net investment in the film, after consideration of amortization, was $91,649. From inception to September 30, 1996, the Partnership had recognized approximately $2,903,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of September 30, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $9,176. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

        "The Story Lady"
         --------------

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. As of September 30, 1996, the Partnership had fully recovered its remaining net investment in the film. From inception to September 30, 1996, the Partnership had recognized approximately $1,997,000 of revenue from this film. As of September 30, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $229,560. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

       "Curacao"
        -------

       In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 1996, the Partnership had recognized approximately $3,995,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

       During the third quarter of 1996, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised estimated television sales projections, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $756,744 exceeded the film's estimated net realizable value of $100,000 as of September 30, 1996. As a result, a loss from write-down of film production cost of $656,744 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1996. These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of September 30, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $100,000.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $388,762 in cash as of September 30, 1996. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $239,000 as of September 30, 1996. The foreign income receivable of approximately $146,000 of this amount will be paid to the Partnership over the next three to twenty-four months as collected by the distributors. The domestic income receivable of approximately $93,000 will be paid to the Partnership over the next twelve months.

For the nine months ended September 30, 1996, the Partnership declared distributions to partners totaling $482,691, of which $160,897 was paid in May 1996 and $160,897 was paid in August 1996, with the remaining $160,897 to be paid in November 1996. These distributions are made using cash on hand, interest income and cash provided by operating activities. Quarterly distributions are expected to continue through the fourth quarter of 1996 at the same level as those made during the first three quarters of 1996. Thereafter, distributions will be suspended or substantially reduced. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming will be periodically distributed to partners.

The General Partner, on behalf of the Partnership, will continue to manage and arrange for the second cycle distribution of the Partnership's programming in remaining unexploited territories and markets. In addition, the General Partner, on behalf of the Partnership, has engaged an independent public accounting firm for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits is to identify and facilitate payment of any excess film revenue proceeds retained by the distributors that belong to the Partnership. Based on preliminary results of these audits, it is not anticipated that revenue proceeds indentified and collected by the Partnership in conjunction with these audits will be material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to partners in the future if and when the Partnership's interests in the programming are sold. The General Partner cannot predict at this time when, which or at what price the Partnership's interests in its programming projects ultimately will be sold.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner has relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000 which had been received by the Partnership as of September 30, 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of September 30, 1996, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995. The international distribution rights for the film are now being handled by the General Partner on behalf of the Partnership. The General Partner will earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of September 30, 1996, international gross sales made under the original distribution agreement totaled $1,139,570, of which $359,165 was retained by the distributor for its fees and marketing costs and $771,229 was remitted to the Partnership as of September 30, 1996. The remaining $9,176 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor. The Partnership anticipates that it will recover its remaining net investment in this film of $91,649 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors.

"The Story Lady"
 --------------

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of September 30, 1996, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of September 30, 1996, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its total distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of September 30, 1996, international gross sales totaled $1,419,298, of which $375,108 was retained by the distributor for its fees and marketing costs, with the remaining $1,044,190 due to the Partnership. As of September 30, 1996, the Partnership had received $907,707 of such amounts. The remaining $136,483 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of September 30, 1996, the Partnership had received monthly license fee payments totaling $56,923. In accordance with new payment terms renegotiated with the distributor, the remaining balance due under the licensing agreement of $93,077 will be paid to the Partnership over the next eight to twelve months. During 1995, the Partnership recovered its remaining net investment in this film.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of September 30, 1996, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of September 30, 1996, the Partnership had recorded international gross revenues of $1,225,134, of which $352,408 was retained by the distributor for its fees and marketing costs, with the remaining $872,726 remitted to the Partnership.

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

Likewise, in the third quarter of 1996, the General Partner again reassessed the anticipated gross revenue remaining from the distribution of "Curacao" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "Curacao" of $756,744 exceeded the film's estimated net realizable value of $100,000 as of September 30, 1996, resulting in a write-down of $656,744. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1996. These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of September 30, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-down discussed above, was $100,000. The Partnership plans to recover its remaining net investment in this film of $100,000 from the net revenues generated from remaining international and domestic television markets.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $51,598, from $89,787 to $38,189 for the three months ended September 30, 1995 and 1996, respectively. Revenues of the Partnership decreased $76,579, from $262,169 to $185,590 for the nine months ended September 30, 1995 and 1996, respectively. These decreases are due primarily to a decrease in domestic and international sales of "The Story Lady" and "Curacao," which were $92,711 and $159,447, respectively, for the nine months ended September 30, 1995 as compared to $71,950 and $100,859, respectively, for the nine months ended September 30, 1996.

Filmed entertainment costs decreased $79,560, from $87,913 to $8,353 for the three months ended September 30, 1995 and 1996, respectively. Film entertainment costs decreased $129,480, from $215,751 to $86,271 for the nine months ended September 30, 1995 and 1996, respectively. These decreases were mainly the result of the overall decreases in revenues as discussed above. In addition, the decreases were due to the Partnership's net investment in "The Story Lady" becoming fully amortized in late 1995, which resulted in no filmed entertainment costs being recognized in the current year. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $8,064, from $18,465 to $10,401 for the three months ended September 30, 1995 and 1996, respectively. This decrease was due primarily to the overall decrease in revenues discussed above. Distribution fees and expenses increased $802, from $51,231 to $52,033 for the nine months ended September 30, 1995 and 1996, respectively. This increase is primarily the result of increased international sales of "The Story Lady" during 1996 as compared to 1995 which had more distribution-related fees and expenses in comparison to sales of the Partnership's other programming during 1995. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss from write-down of film production increased $412,580, from $244,164 to $656,744 for the three and nine months ended September 30, 1995 and 1996, respectively. This increase was the result of a write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $100,000 as of September 30, 1996 which exceeded the write-down of the film recognized for the similar period in 1995.

Operating, general and administrative expenses increased $4,765, from $6,001 to $10,766 for the three months ended September 30, 1995 and 1996, respectively. Operating, general and administrative expenses increased $10,406, from $25,644 to $36,050 for the nine months ended September 30, 1995 and 1996, respectively. These increases are due primarily to an increase in royalties paid to the writer of "The Little Kidnappers" as well as increases in audit fees resulting from distribution audits performed on behalf of the Partnership's films and increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1996 as compared to 1995.

Interest income decreased $1,338, from $6,374 to $5,036 for the three months ended September 30, 1995 and 1996, respectively. Interest income decreased $5,632, from $21,374 to $15,742 for the nine months ended September 30, 1995 and 1996, respectively. These decreases in interest income were the result of lower average levels of invested cash balances existing during the first nine months of 1996 as compared to the similar period in 1995.

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

                                 JONES PROGRAMMING PARTNERS 1-A, LTD.
                                 BY:  JONES ENTERTAINMENT GROUP, LTD.
                                      General Partner

                                 By:  /s/ Jay B. Lewis
                                      ------------------------------------------
                                      Jay B. Lewis
                                      Principal Financial and Accounting Officer

Dated:  November 13, 1996