Form 10-K
period 1996-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1997-03-28
CIK 873800

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ______ to ______

Commission file number:  0-19075

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


       Colorado                                                84-1088820
       --------                                                ----------
(State of Organization)                                         (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                 (303) 792-3111
---------------------------------------------           ------------------------
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
     Yes x                    No
         -                       -

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____




                 DOCUMENTS INCORPORATED BY REFERENCE:     None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the General Partner or the Partnership expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

          Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming. The Partnership generates revenues from the licensing of its programming. The General Partner's principal responsibilities to the Partnership are the acquisition of programming projects for the Partnership, negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. As of December 31, 1996, the Partnership had three Programming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution of its existing programming. Following is a description of the Partnership's programming projects.

The Little Kidnappers
---------------------

          In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length made-for-television film entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1996, the Partnership's net investment in the film, after consideration of amortization, was $87,529. From inception to December 31, 1996, the Partnership has recognized approximately $2,906,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film's production. As of December 31, 1996, $5,139 in net receivables was outstanding from the film's distributors and licensees. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors. The Partnership plans to recover its remaining investment in this film from net revenues generated in remaining worldwide television and home video markets.

The Story Lady
--------------

          In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in this film. From inception to December 31, 1996, the Partnership has recognized approximately $2,003,000 of revenue from this film. As of December 31, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $200,476. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

Curacao
-------

          In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. From inception to December 31, 1996, the Partnership has recognized approximately $4,012,000 of revenue from this film, which included the initial license fee and home video advances from Showtime of $2,650,000, which was used to finance the film's production. As of December 31, 1996, the Partnership had outstanding receivables from the film's domestic distributors totaling $13,560, which were received by the Partnership in January 1997.

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

          During the third quarter of 1996, the General Partner again reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised estimated television sales projections, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $756,744 exceeded the film's estimated net realizable value of $100,000 as of September 30, 1996. As a result, a loss from write-down of film production cost of $656,744 was incurred to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1996.

          These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of December 31, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $82,973. The Partnership plans to recover its remaining net investment in this film of $82,973 from the net revenues generated from remaining international and domestic television markets.

          The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its remaining interests in its programming. See further discussion of the Partnership's distribution efforts concerning these films in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute its programming.
There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments. Profitability of the Partnership will depend largely on the acceptance in various domestic and international television markets of the Partnership's programming, on the level of distribution of the programming in such markets and the license fees and library values generated thereby, which are outside the control of the Partnership.

          Future distribution revenues from the Partnership's programming will rely heavily on the existence and size of remaining distribution markets and media, if any, that have not been exploited by the Partnership in its previous distribution efforts in the domestic and international theatrical, home video, television, and ancillary markets. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for its programming will be sufficient to recover the Partnership's investment or produce profits for the Partnership.

                              ITEM 2.  PROPERTIES
                              -------------------

          See Item 1.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.

                                    PART II.
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      --------------------------- -------

          While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1997, the number of equity security holders in the Partnership was 723.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------


                                                        For the Years Ended December 31,
                                         --------------------------------------------------------------
                                            1996        1995         1994         1993         1992
                                         ----------  -----------  -----------  -----------  -----------

Gross Revenues                           $ 211,669   $  699,023   $  413,756   $4,839,139   $  865,228
Costs of Filmed Entertainment              107,418      250,173      345,428    4,622,494      746,550
Distribution Fees and Expenses              58,229      113,877       63,583      543,763      273,040
Loss from Write-Down of
  Film Production Cost                     656,744      244,164            -            -            -
Operating, General and Administrative
  Expenses                                  62,499       39,454       37,349       38,519       48,173
Operating Income (Loss)                   (673,221)      51,355      (32,604)    (365,637)    (202,535)
Net Income (Loss)                         (654,916)      80,758       (9,389)    (360,874)    (124,368)
Net Income (Loss) per Limited
  Partnership Unit                          (50.88)        6.27         (.73)      (28.04)       (9.66)
Weighted Average Number of Limited
  Partnership Units Outstanding             12,743       12,743       12,743       12,743       12,743
General Partner's Deficit                  (49,284)     (36,299)     (30,671)     (24,141)     (14,096)
Limited Partners' Capital                  517,422    1,802,941    2,360,143    3,006,590    4,001,007
Total Assets                               657,221    1,933,539    2,498,982    3,374,770    6,972,638
Debt                                             -            -            -            -            -
General Partner Advances                    15,600            -        1,100      225,418      292,055


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

          The following discussion of the Partnership's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

                             Results of Operations
                             ---------------------

1996 Compared to 1995
---------------------

Revenues of the Partnership decreased $487,354, from $699,023 in 1995 to $211,669 in 1996. This decrease was due primarily to a decrease in domestic and international sales of "The Story Lady" and "Curacao" which were $77,950 and $117,886, respectively, for 1996 as compared to $526,422 and $159,596, respectively, in 1995. International sales of "The Little Kidnappers" increased $2,828, from $13,005 in 1995 to $15,833 in 1996.

Filmed entertainment costs decreased $142,755, from $250,173 in 1995 to $107,418 in 1996. This decrease resulted primarily from the overall net decrease in Partnership revenues as discussed above. In addition, the decrease was due to the Partnership's net investment in "The Story Lady" becoming fully amortized in November 1995, which resulted in no filmed entertainment costs relating to "The Story Lady" being recognized during 1996. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated gross revenues.

Distribution fees and expenses decreased $55,648, from $113,877 in 1995 to $58,229 in 1996. This decrease was due primarily to the overall decrease in domestic and international sales of "The Story Lady" and "Curacao" as discussed above. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss from write-down of film production increased $412,580, from $244,164 in 1995 to $656,744 in 1996. This increase was the result of an additional write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $100,000 as of September 30, 1996, which exceeded the write-down of the film recognized in 1995.

Operating, general and administrative expenses increased $23,045, from $39,454 in 1995 to $62,499 in 1996. This increase was due primarily to increases in audit fees resulting from distribution audits performed on behalf of the Partnership's films and increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1996 as compared to 1995, as well as an increase in the royalties paid to the writer of "The Little Kidnappers" in 1996 in comparison to 1995. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $9,651, from $29,403 in 1995 to $19,752 in 1996. This decrease in interest income was the result of lower average levels of invested cash balances existing during 1996 as compared to 1995.

The Partnership realized net loss of $654,916 in 1996 as compared to net income of $80,758 in 1995. This change was primarily the result of an overall decrease in film revenue and an increase in operating, general and administrative expenses, as well as the significantly higher loss from write-down of film production incurred in 1996 in comparison to 1995.

1995 Compared to 1994
---------------------

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

Loss from write-down of film production cost increased $244,164 from $-0- in 1994 to $244,164 in 1995. This increase was the result of the write-down of the Partnership's net investment in "Curacao" to the film's estimated net realizable value of $832,500 as of September 30, 1995 based on the film's then estimated future revenue sources.

Interest income increased $6,188, from $23,215 in 1994 as compared to $29,403 in 1995. This increase in interest income was primarily the result of higher average levels of invested cash balances existing during 1995 as compared to 1994.

The Partnership realized net income of $80,758 in 1995 as compared to net loss of $9,389 in 1994. This change was primarily the result of the increases in film revenue and decreases in costs of filmed entertainment which were partially offset by the $244,164 loss from write-down of film production cost recognized during 1995 and an increase in distribution fees and expenses.

                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $266,452 in cash as of December 31, 1996. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $219,000 as of December 31, 1996. The foreign income receivable of approximately $142,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors. The domestic income receivable of approximately $77,000 will be paid to the Partnership over the next seven months.

For the year ending December 31, 1996, the Partnership declared quarterly distributions to partners totaling $643,588, of which $160,897 was paid in May 1996, $160,897 was paid in August 1996, and $160,897 was paid in November 1996, with the remaining $160,897 paid in February 1997. These distributions were made using cash on hand, interest income and cash provided by operating activities. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions will be suspended or substantially reduced in 1997. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners.

The General Partner, on behalf of the Partnership, will continue to manage and arrange for the second cycle distribution of the Partnership's programming in remaining unexploited territories and markets. In addition, the General Partner, on behalf of the Partnership, engaged an independent public accounting firm during 1996 for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits is to identify and facilitate payment of any excess film proceeds improperly retained by the distributors that belong to the Partnership. Based on the preliminary results of these audits, it is anticipated that revenue proceeds identified and collected by the Partnership in conjunction with these audits will not be material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to partners in the future when the Partnership's interests in the programming are sold. The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended or substantially reduced. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of December 31, 1996. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of December 31, 1996, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995. As of December 31, 1996, international gross sales made under this distribution agreement totaled $1,139,570, of which $363,753 was retained by the distributor for its fees and marketing costs and $771,229 was remitted to the Partnership as of December 31, 1996. The remaining $4,588 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years. Under this agreement, the Partnership is entitled to a license fee of $35,000 to be received during 1997. The General Partner will not earn a distribution fee relating to this agreement. As the license periods under this agreement do not commence until 1997, no revenue from this agreement has been recognized by the Partnership as of December 31, 1996. The Partnership anticipates that it will recover its remaining net investment in this film of $87,529 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of December 31, 1996, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of December 31, 1996, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of December 31, 1996, international gross sales totaled $1,425,298, of which $376,728 was retained by the distributor for its fees and marketing costs, with the remaining $1,048,570 due to the Partnership. As of December 31, 1996, the Partnership had received $911,556 of such amounts. The remaining $137,014 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of December 31, 1996, the Partnership had received monthly license fee payments totaling $86,538. In accordance with new payment terms renogotiated with the distributor, the remaining balance due under the licensing agreement of $63,462 will be paid to the Partnership over the next seven months.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, of which $25,000 was received in January 1997, with the remaining $50,000 due in two equal payments in July 1997 and July 1998. As the license period of this agreement does not begin until July 1997, no revenue from the agreement has been recognized by the Partnership as of December 31, 1996. During 1995, the Partnership recovered its remaining net investment in this film.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of December 31, 1996, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of December 31, 1996, the Partnership had recorded international gross revenues of $1,235,650, of which $355,733 was retained by the distributor for is fees and marketing costs. Of the remaining $879,917, the Partnership has received $866,357 as of December 31, 1996, with the remaining $13,560 received in January 1997.

During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that a the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production cost of $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value as of September 30, 1995.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $82,973. The Partnership plans to recover its remaining net investment in this film of $82,973 from the net revenues generated from remaining international and domestic television markets.

                         ITEM 8.  FINANCIAL STATEMENTS
                         -----------------------------


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                                  Page
                                                            ----------------

Report of Independent Public Accountants                           11

Statements of Financial Position                                   12

Statements of Operations                                           13

Statements of Partners' Capital (Deficit)                          14

Statements of Cash Flows                                           15

Notes to Financial Statements                                      16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 20, 1997.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                        STATEMENTS OF FINANCIAL POSITION
                        --------------------------------

                                                                           December 31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------

                               ASSETS
                               ------

CASH AND CASH EQUIVALENTS (Note 2)                                    $  266,452  $  502,435

RECEIVABLES:
 Foreign income receivable (Note 5)                                      141,602     317,319
 Domestic income receivable                                               77,573     140,000
 Accounts receivable from affiliates                                           -      36,848

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $8,716,704 and $7,952,542
  as of December 31, 1996 and 1995, respectively (Notes 2, 4 and 5)      170,502     934,664

OTHER ASSETS                                                               1,092       2,273
                                                                      ----------  ----------

   Total assets                                                       $  657,221   $1,933,539
                                                                      ==========   ==========

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
          -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                     $    15,600   $       -
  Accrued distributions payable to partners                              160,897     160,897
  Accrued liabilities                                                     12,586       6,000
                                                                     -----------   ---------

                  Total liabilities                                      189,083     166,897
                                                                     -----------   ---------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                    1,000       1,000
    Distributions                                                        (40,831)    (34,395)
    Accumulated deficit                                                   (9,453)     (2,904)
                                                                     -----------   ---------

                  Total general partner's deficit                        (49,284)    (36,299)
                                                                     -----------   ---------

  Limited partners -
    Contributed capital
      (12,743 units outstanding at December 31, 1996 and 1995)         5,459,327   5,459,327
    Distributions                                                     (4,042,214) (3,405,062)
    Accumulated deficit                                                 (899,691)   (251,324)
                                                                     -----------   ---------

                  Total limited partners' capital                        517,422   1,802,941
                                                                     -----------   ---------

                  Total partners' capital                                468,138   1,766,642
                                                                     -----------   ---------

                  Total liabilities and  partners' capital           $   657,221  $1,933,539
                                                                     ===========   =========

               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  For the Years Ended December 31,
                                                  --------------------------------

                                                      1996       1995      1994
                                                   ----------  --------  ---------

GROSS REVENUES (Notes 2 and 5)                     $ 211,669   $699,023  $413,756

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)      107,418    250,173   345,428
  Distribution fees and expenses (Note 2)             58,229    113,877    63,583
  Loss from write-down of film production cost
    (Notes 2 and 5)                                  656,744    244,164         -
  Operating, general and administrative
    expenses (Note 4)                                 62,499     39,454    37,349
                                                   ---------   --------  --------

                  Total costs and expenses           884,890    647,668   446,360
                                                   ---------   --------  --------

OPERATING INCOME (LOSS)                             (673,221)    51,355   (32,604)
                                                   ---------   --------  --------

OTHER INCOME (EXPENSE):
  Interest income                                     19,752     29,403    23,215
  Other expense                                       (1,447)         -         -
                                                   ---------   --------  --------

                  Total other income, net             18,305     29,403    23,215
                                                   ---------   --------  --------

NET INCOME (LOSS)                                  $(654,916)  $ 80,758  $ (9,389)
                                                   =========   ========  ========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $  (6,549)  $    808  $    (94)
                                                   =========   ========  ========

  Limited Partners                                 $(648,367)  $ 79,950  $ (9,295)
                                                   =========   ========  ========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $  (50.88)  $   6.27  $   (.73)
                                                   =========   ========  ========

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                           12,743     12,743    12,743
                                                   =========   ========  ========




               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                  For the Years Ended December 31,
                                -------------------------------------
                                   1996         1995         1994
                                -----------  -----------  -----------

GENERAL PARTNER:
  Balance, beginning of year    $  (36,299)  $  (30,671)  $  (24,141)
  Distributions                     (6,436)      (6,436)      (6,436)
  Net income (loss) for year        (6,549)         808          (94)
                                ----------   ----------   ----------

  Balance, end of year          $  (49,284)  $  (36,299)  $  (30,671)
                                ==========   ==========   ==========

LIMITED PARTNERS:
  Balance, beginning of year    $1,802,941   $2,360,143   $3,006,590
  Distributions                   (637,152)    (637,152)    (637,152)
  Net income (loss) for year      (648,367)      79,950       (9,295)
                                ----------   ----------   ----------

  Balance, end of year          $  517,422   $1,802,941   $2,360,143
                                ==========   ==========   ==========

TOTAL PARTNERS' CAPITAL         $  468,138   $1,766,642   $2,329,472
                                ==========   ==========   ==========




               The accompanying notes to the financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                    For the Years Ended December 31,
                                                                   ---------------------------------
                                                                      1996         1995       1994
                                                                   -----------  ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $(654,916)  $  80,758   $  (9,389)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
        Amortization of filmed entertainment costs                    107,418     250,173     345,428
        Loss from write-down of film production cost                  656,744     244,164           -
        Amortization of discount                                            -      (7,858)    (20,344)
        Decrease (increase) in foreign income
            receivable                                                175,717    (132,312)    304,403
        Decrease in domestic income receivable                         62,427      60,000      75,000
        Decrease in other assets                                        1,181         584      14,297
        Net change in amounts due to/from affiliates                   52,448     (37,948)   (224,318)
        Increase (decrease) in trade accounts payable and
            accrued liabilities                                         6,586      (1,513)      1,507
                                                                    ---------   ---------   ---------

               Net cash provided by operating activities              407,605     456,048     486,584
                                                                    ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in production advances                          -      21,887      (8,974)
                                                                    ---------   ---------   ---------

               Net cash provided by (used in) investing activities          -      21,887      (8,974)
                                                                    ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                        (643,588)   (643,588)   (643,588)
                                                                    ---------   ---------   ---------

               Net cash used in financing activities                 (643,588)   (643,588)   (643,588)
                                                                    ---------   ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (235,983)   (165,653)   (165,978)

CASH AND CASH EQUIVALENTS, beginning of year                          502,435     668,088     834,066
                                                                    ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of year                              $ 266,452   $ 502,435   $ 668,088
                                                                    =========   =========   =========




               The accompanying notes to the financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND BUSINESS
     -------------------------

     Organized in April 1989, Jones Programming Partners 1-A, Ltd. (the "Partnership") is a limited Partnership formed pursuant to the laws of the State of Colorado to engage in the development, production, acquisition, licensing and distribution of original entertainment programming. Jones Entertainment Group, Ltd. is the "General Partner" of the Partnership.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Cash and Cash Equivalents
     -------------------------
     The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     Film Revenue Recognition
     ------------------------
     The Partnership recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and international licensing of programming, which may include the receipt of non-refundable guaranteed amounts, are recognized when such amounts are known, the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above criteria are met.

     Investment in and Advances for Film Production
     ----------------------------------------------
     Investment in and advances for film production consists of advances to production entities for story rights, production costs, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included in investment in film production. Film production costs are amortized based upon the individual-film-forecast method. As the Partnership nears completion of the second cycle of distribution for its programming, it will seek to recover its remaining investment in its programming by continuing to relicense its programming to distributors in remaining unexploited markets and media, if any, or by selling its remaining interests in its film projects. Estimated losses, if any, will be provided for in full when determined by the General Partner. Repayment of production advances will be applied to reduce advances outstanding.

     Distribution Costs
     ------------------
     Distribution fees and expenses incurred in connection with domestic and international film distribution are recorded at the time that the related licensing fees are recognized as revenue by the Partnership. Similarly, the Partnership expenses film advertising costs related to distribution when the advertising takes place.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  PARTNERS' CAPITAL
     -----------------

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

(4)  TRANSACTIONS WITH AFFILIATES
     ----------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $25,042, $11,204, and $6,035 for direct expenses to the Partnership for the years ended December 31, 1996, 1995, and 1994, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership has invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1996, the Partnership's net investment in the film, after consideration of amortization, is $87,529. From inception to December 31, 1996, the Partnership has recognized approximately $2,906,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1996, $5,139 in net receivables was outstanding from the film's distributors and licensees. The Partnership expects to be paid these amounts over the next three to twenty-four months as collected by distributors.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested its share of $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to December 31, 1996, the Partnership has recognized approximately $2,003,000 of revenue from this film. As of December 31, 1996, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $200,476. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 1996, the Partnership has recognized approximately $4,012,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production. As of December 31, 1996, the Partnership had outstanding receivables from the film's domestic distributors totaling $13,560, which was received by the Partnership in January 1997.

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

     These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1996, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $82,973.

(6)  INCOME TAXES
     ------------

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

     The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $533,000 and $350,000 for the years ended December 31, 1996 and 1995, respectively.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ------------------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

          None.

                                   PART III.
                                   --------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning directors and executive officers of the General Partner of the Registrant is set forth below. Each of the directors serves until the next annual meeting of the shareholders of the General Partner and until their successors shall be elected and qualified.

Name                         Age  Positions with the General Partner
----                         ---  ----------------------------------
Glenn R. Jones                67  Chairman of the Board and Chief Executive
                                  Officer
Richard K. Rosenberg          52  Executive Vice President and Director
Steven W. Gampp               45  Vice President/Finance and Treasurer
Keith D. Thompson             30  Chief Accounting Officer
Elizabeth M. Steele           45  Secretary
Derek H. Burney               57  Director
Wilfred N. Cooper, Sr.        66  Director
J. Rodney Dyer                61  Director
David K. Zonker               43  Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., one of the nation's largest cable television companies, since its formation in 1970, and he was President of that company from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of other affiliates of the General Partner. He is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Richard K. Rosenberg was appointed a director of the General Partner in March 1996 and was elected Executive Vice President of the General Partner in February 1996. Mr. Rosenberg joined Jones Digital Century, Inc., an affiliate of the General Partner, in October 1995 as Vice President of Business Affairs. Mr. Rosenberg has been involved in business affairs for the entertainment industry for 23 years. Prior to joining Jones Digital Century, Inc., Mr. Rosenberg was executive vice president and chief operating officer of Spencer

Entertainment, a diversified multimedia entertainment company. He also served as vice president of legal and business affairs at Cinetel Films. Mr. Rosenberg has operated his own entertainment and software businesses, including RKR Pictures, inc., an independent production and distribution company, where he financed, produced and distributed six motion pictures, including Alice Sweet Alice, starring Brooke Shields and The Wild Duck with Liv Ullman and Jeremy Irons. Mr. Rosenberg is the author of Entertainment Industry Contracts - Negotiating and Drafting Guide. He is a member of the editorial board for the Entertainment Law and Finance Journal, the California, New York, New Jersey and Florida Bar Associations, ASCAP and BMI, and currently serves as an arbitrator for both the American Film Marketing Association and the American Arbitration Association's Entertainment Industry Panel.

          Mr. Steven W. Gampp was elected Vice President/Finance and Treasurer of the General Partner in January 1997. Mr. Gampp serves as the Chief Financial Officer of Jones International, Ltd., an affiliate of the General Partner. Mr. Gampp was employed by Nu-West Industries, Inc., a publicly-held phosphate fertilizer manufacturer for seven years, most recently as the Vice President, Secretary and Treasurer. Mr. Gampp is a Certified Public Accountant and is a member of both the American and the Colorado societies of Certified Public Accountants.

          Mr. Keith D. Thompson was elected the Chief Accounting Officer of the General Partner in March 1997. Mr. Thompson is also the Chief Accounting Officer of other affiliates of the General Partner. Mr. Thompson has also been associated with Jones International, Ltd., an affiliate of the General Partner, since October 1994, serving as Senior Accountant from October 1994 to April 1995, as Accounting Manager from April 1995 to January 1996 and as Director of Accounting from January 1996 to present. From July 1989 to October 1994, Mr. Thompson was an auditor for Deloitte & Touche LLP.

          Ms. Elizabeth M. Steele is Secretary of the General Partner. She is Vice President/General Counsel and Secretary of Jones Intercable, Inc., and is also the Secretary of other affiliates of the General Partner. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

          Mr. Derek H. Burney was appointed a director of the General Partner in December 1994. Mr. Burney is also a director and Vice Chairman of the Board of Directors of Jones Intercable, Inc., an affiliate of the General Partner. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. He also is a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Rio Algom Limited, The Montreal General Hospital Corporation, The Japan Society, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

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

          Mr. David K. Zonker became a director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is the immediate past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments.

          Mr. Steven W. Gampp is the Vice President/Finance and Treasurer of the General Partner. A report by Mr. Gampp with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, was not filed within the required time. Mr. Gampp does not own any limited partnership interests in the Partnership.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate its business. Such personnel are employed by the General Partner and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item. See Item 13.

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1997, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 1996. Mr. Borbe's address is 11412 115th Lane N.E., Kirkland, Washington 98033. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates, and, except for his approximately 6 percent interest in the Partnership, he is not otherwise affiliated with the General Partner and its affiliates.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

          The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of the direct costs or the budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid in 1996.

          The General Partner is entitled to reimbursement from the Partnership for certain general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to the Partnership. In 1996, the General Partner charged $25,042 of direct expenses to the Partnership.

          The General Partner may also advance funds to the Partnership. Outstanding advances from the General Partner to the Partnership totaled $15,600 in 1996. As the Partnership reimburses advances received from the General Partner on a timely basis, no interest on such advances was charged to the Partnership during 1996.

                                    PART IV.
                                    -------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)           The following documents are filed as part of this report:
              --------------------------------------------------------
          1.  Financial statements

          2.  Schedules - None.

          3.  The following exhibits are filed herewith:

              4.1  Limited Partnership Agreement. (1)

              (1)  Incorporated by reference from the Partnership's Annual
                   Report on Form 10-K for year ended December 31, 1989.


(b)           Reports on Form 8-K:
              -------------------

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

                                   JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                   a Colorado limited partnership
                                   By  Jones Entertainment Group, Ltd.,
                                       its General Partner


                                   By: /s/ Glenn R. Jones
                                       ________________________________________
                                       Glenn R. Jones
                                       Chairman of the Board and
Dated:    March 28, 1997               Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By: /s/ Glenn R. Jones
                                       ________________________________________
                                       Glenn R. Jones
                                       Chairman of the Board
                                       and Chief Executive Officer
Dated:    March 28, 1997               (Principal Executive Officer)


                                   By: /s/ Steven W. Gampp
                                       ________________________________________
                                       Steven W. Gampp
                                       Vice President/Finance and Treasurer
Dated:    March 28, 1997               (Principal Financial Officer)


                                   By: /s/ Keith D. Thompson
                                       ________________________________________
                                       Keith D. Thompson
Dated:    March 28, 1997               Chief Accounting Officer
                                       (Principal Accounting Officer)


                                   By: /s/ Richard K. Rosenberg
                                       ________________________________________
                                       Richard K. Rosenberg
Dated:    March 28, 1997               Executive Vice President and
                                       Director


                                   By: /s/ Derek H. Burney
                                       ________________________________________
                                       Derek H. Burney
Dated:    March 28, 1997               Director


                                   By: /s/ Wilfred N. Cooper, Sr.
                                       ________________________________________
                                       Wilfred N. Cooper, Sr.
Dated:    March 28, 1997               Director


                                   By: /s/ J. Rodney Dyer
                                       ________________________________________
                                       J. Rodney Dyer
Dated:    March 28, 1997               Director

                                   By: /s/ David K. Zonker
                                       ________________________________________
                                       David K. Zonker
Dated:    March 28, 1997               Director