Form 10-Q
period 1997-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1997-05-14
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 1997.
                                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from            to             .
                                              ------------  -------------

                         Commission File Number 0-19075




                     Jones Programming Partners 1-A, Ltd.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                         #84-1088820
-------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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


                                     INDEX
                                     -----

                                                            Page
                                                            Number
                                                            ------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Unaudited Statements of Financial Position
            March 31, 1997 and December 31, 1996              3

          Unaudited Statements of Operations
            Three Months Ended March 31, 1997 and 1996        4

          Unaudited Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996        5

          Notes to Unaudited Financial Statements
            March 31, 1997                                  6-7

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations  8-11


PART II.  OTHER INFORMATION                                  12

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                                   March 31,        December 31,
                                                                                      1997             1996
                                                                                  ------------     --------------
                  ASSETS
                  ------

CASH AND CASH EQUIVALENTS                                                         $   190,352      $   266,452

RECEIVABLES:
  Foreign income receivable                                                           154,212          141,602
  Domestic income receivable                                                           36,146           77,573

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,734,275 and $8,716,704
    as of March 31, 1997 and December 31, 1996, respectively                          152,931          170,502

OTHER ASSETS                                                                              705            1,092
                                                                                  -----------      -----------

                  Total assets                                                    $   534,346      $   657,221
                                                                                  ===========      ===========

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                  $    21,569      $    15,600
  Accrued distributions payable to partners                                                 -          160,897
  Accrued liabilities                                                                  12,068           12,586
                                                                                  -----------      -----------

                  Total liabilities                                                    33,637          189,083
                                                                                  -----------      -----------

UNEARNED REVENUE                                                                       60,000                -
                                                                                  -----------      -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                                 1,000            1,000
    Distributions                                                                     (40,831)         (40,831)
    Accumulated deficit                                                                (9,727)          (9,453)
                                                                                  -----------      -----------

                  Total general partner's deficit                                     (49,558)         (49,284)
                                                                                  -----------      -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of March 31, 1997
      and December 31, 1996)                                                        5,459,327        5,459,327
    Distributions                                                                  (4,042,214)      (4,042,214)
    Accumulated deficit                                                              (926,846)        (899,691)
                                                                                  -----------      -----------

                  Total limited partners' capital                                     490,267          517,422
                                                                                  -----------      -----------

                  Total partners' capital                                             440,709          468,138
                                                                                  -----------      -----------

                  Total liabilities and partners' capital                         $   534,346      $   657,221
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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                   1997              1996
                                                 --------          --------
GROSS REVENUES                                   $ 17,918          $ 81,118

COSTS AND EXPENSES:
  Costs of filmed entertainment                    17,571            61,805
  Distribution fees and expenses                    9,153            22,033
  Operating, general and administrative expenses   20,451            10,857
                                                 --------          --------

         Total costs and expenses                  47,175            94,695
                                                 --------          --------

OPERATING LOSS                                    (29,257)          (13,577)
                                                 --------          --------

OTHER INCOME (EXPENSE):
  Interest income                                   2,685             5,357
  Other expense                                      (857)                -
                                                 --------          --------

         Other income, net                          1,828             5,357
                                                 --------          --------

NET LOSS                                         $(27,429)         $ (8,220)
                                                 ========          ========

ALLOCATION OF NET LOSS:
  General Partner                                $   (274)         $    (82)
                                                 ========          ========

  Limited Partners                               $(27,155)         $ (8,138)
                                                 ========          ========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                 $(2.13)            $(.64)
                                                 ========          ========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                      12,743            12,743
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         1997             1996
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (27,429)       $  (8,220)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs         17,571           61,805
      Net change in assets and liabilities:
        Increase in foreign income receivable           (12,610)         (34,623)
        Decrease in domestic income receivable           41,427           15,000
        Decrease in other assets                            387            2,273
        Net change in amounts due to/from affiliates      5,969             (511)
        Increase (decrease) in accrued liabilities         (518)           1,500
        Increase in unearned revenue                     60,000                -
                                                      ---------        ---------

         Net cash provided by operating activities       84,797           37,224
                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in production advances                         -                -
                                                      ---------        ---------

         Net cash provided by investing activities            -                -
                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                            (160,897)        (160,897)
                                                      ---------        ---------

         Net cash used in financing activities         (160,897)        (160,897)
                                                      ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   (76,100)        (123,673)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          266,452          502,435
                                                      ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 190,352        $ 378,762
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of March 31, 1997 and December 31, 1996 and its results of operations and its cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $13,728 and $6,536 to the Partnership for direct expenses for the three month periods ended March 31, 1997 and 1996, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of March 31, 1997, the Partnership's net investment in the film, after consideration of amortization, was $82,811. From inception to March 31, 1997, the Partnership has recognized approximately $2,911,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of March 31, 1997, $23,628 in net receivables was outstanding from the film's distributors and licensees, with $5,040 received by the Partnership in May 1997. The Partnership expects to receive the remaining $18,588 over the next three to twenty-four months as collected by distributors.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested its share of $1,183,000 in return for world wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to March 31, 1997, the Partnership has recognized approximately $2,003,000 of revenue from this film. As of March 31, 1997, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $166,546. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of March 31, 1997, the Partnership's net investment in the film, after consideration of amortization was $70,120. From inception to March 31, 1997, the Partnership has recognized approximately $4,025,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of March 31, 1997, $184 in receivables was outstanding from the film's distributors. This amount was received by the Partnership in May 1997.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $190,352 in cash as of March 31, 1997. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $190,000 as of March 31, 1997. The foreign income receivable of approximately $154,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors. The domestic income receivable of approximately $36,000 will be paid to the Partnership over the next four months.

In February 1997, distributions for the quarter ending December 31, 1996 were paid by the Partnership totaling $160,897. Distributions were made using cash on hand, interest income and cash provided by operating activities. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions were suspended beginning with the quarter ended March 31, 1997 and will continue to be suspended or substantially reduced for the remainder of 1997. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. Any amounts in excess of the Partnership's working capital needs received from continued second cycle distribution of the Partnership's programming may be periodically distributed to partners.

The General Partner, on behalf of the Partnership, will continue to manage and arrange for the second cycle distribution of the Partnership's programming in remaining unexploited territories and markets. In addition, the General Partner, on behalf of the Partnership, engaged an independent public accounting firm during 1996 for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits is to identify and facilitate payment of any excess film proceeds improperly retained by the distributors that belong to the Partnership. Based on the preliminary results of these audits, it is anticipated that revenue proceeds identified and collected by the Partnership in conjunction with these audits in 1997 will not be material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

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

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994. An additional fee of $300,000 was received from this licensee. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not
to exceed seven years.   Non-theatrical markets include 16mm sales and rentals,
in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of March 31, 1997, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995. As of March 31, 1997, international gross sales made under the original distribution agreement totaled $1,139,570, of which $363,753 was retained by the distributor for its fees and marketing costs and $771,229 was remitted to the Partnership as of March 31, 1997. The remaining $4,588 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years. Under this agreement, the Partnership is entitled to a license fee of $35,000, of which $21,000 had been received by the Partnership as of March 31, 1997. The remaining $14,000 will be paid to the Partnership over the next three months. The General Partner will not earn a distribution fee relating to this agreement. As the license periods under this agreement do not commence until April 1997, no revenue from this agreement has been recognized by the Partnership as of March 31, 1997. The Partnership anticipates that it will recover its remaining net investment in this film of $82,811 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of March 31, 1997, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of March 31, 1997, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of March 31, 1997, international gross sales totaled $1,425,298, of which $376,728 was retained by the distributor for its fees and marketing costs, with the remaining $1,048,570 due to the Partnership. As of March 31, 1997, the Partnership had received $917,986 of such amounts. The remaining $130,584 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General

Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of March 31, 1997, the Partnership had received monthly license fee payments totaling $114,038. In accordance with new payment terms renegotiated with the distributor, the remaining balance due under the licensing agreement of $35,962 will be paid to the Partnership over the next four months.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, of which $25,000 was received in January 1997, with the remaining $50,000 due in two equal payments in July 1997 and July 1998. As the license period of this agreement does not begin until July 1997, no revenue from the agreement has been recognized by the Partnership as of March 31, 1997. During 1995, the Partnership recovered its remaining net investment in this film.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of March 31, 1997, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of March 31, 1997, the Partnership had recorded international gross revenues of $1,247,758, of which $359,861 was retained by the distributor for its fees and marketing costs. The Partnership had received the remaining $887,897 as of March 31, 1997.

During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, a loss from write-down of film production cost $244,164 was incurred to write-down the unamortized cost of the film to its estimated net realizable value as of September 30, 1995.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of March 31, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $70,120. The Partnership plans to recover its remaining net investment in this film of $70,120 from the net revenues generated from remaining international and domestic television markets.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $63,200, from $81,118 to $17,918 for the three months ended March 31, 1996 and 1997, respectively. This decrease was due primarily to an overall decrease in international and domestic sales of the Partnership's programming. The international and domestic sales of "The Little Kidnappers" decreased $6,814, from $11,879 to $5,065 for the three months ended March 31, 1996 and 1997, respectively. The international and domestic sales of "Curacao" decreased $56,386, from $69,239 to $12,853, for the three months ended March 31, 1996 and 1997, respectively.

Filmed entertainment costs decreased $44,234, from $61,805 to $17,571 for the three months ended March 31, 1996 and 1997, respectively. This decrease was the result of decreased film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $12,880, from $22,033 to $9,153 for the three months ended March 31, 1996 and 1997, respectively. This decrease resulted primarily from the decreased sales of the Partnership's programming as discussed above. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $9,594, from $10,857 to $20,451 for the three months ended March 31, 1996 and 1997, respectively. This increase was due primarily to an increase in consulting fees relating to film revenue projections for the Partnership's films and increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner during the three months ended March 31, 1997 as compared to the same period in 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $2,672, from $5,357 to $2,685 for the three months ended March 31, 1996 and 1997, respectively. This decrease in interest income was the result of lower average levels of invested cash balances existing during the first three months of 1997 as compared to the same period in 1996.

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

                                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                                      BY:  JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner

                                      By:  /s/ Steven W. Gampp
                                           ----------------------------------
                                           Steven W. Gampp
                                           Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated:  May 14, 1997