Form 10-Q
period 1997-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1997-08-14
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    June 30, 1997.
                              -----------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to            .
                              ------------  ------------

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

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Unaudited Statements of Financial Position as of
                  June 30, 1997 and December 31, 1996                          3

                Unaudited Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996            4

                Unaudited Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996                      5

                Notes to Unaudited Financial Statements as of
                  June 30, 1997                                              6-7


       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-12


PART II.  OTHER INFORMATION                                                   13

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION
                  ------------------------------------------

                                                                 June 30,     December 31,
                                                                   1997           1996
                                                              -------------  --------------
                  ASSETS
                 ------
CASH AND CASH EQUIVALENTS                                      $   217,085    $  266,452

RECEIVABLES:
 Foreign income receivable                                         148,307       141,602
 Domestic income receivable                                          8,462        77,573

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $8,783,272
  and $8,716,704 as of June 30, 1997 and
  December 31, 1996, respectively                                  103,934       170,502

OTHER ASSETS                                                             -         1,092
                                                               -----------    ----------

    Total assets                                               $   477,788    $  657,221
                                                               ===========    ==========

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
Accounts payable to affiliates                                 $     4,615    $   15,600
Accrued distributions payable to partners                                -       160,897
Accrued liabilities                                                  8,046        12,586
                                                               -----------    ----------

    Total liabilities                                               12,661       189,083
                                                               -----------    ----------

UNEARNED REVENUE                                                    59,444             -
                                                               -----------    ----------

PARTNERS' CAPITAL (DEFICIT):
 General partner -
  Contributed capital                                                1,000         1,000
  Distributions                                                    (40,831)      (40,831)
  Accumulated deficit                                              (10,077)       (9,453)
                                                               -----------    ----------

    Total general partner's deficit                                (49,908)      (49,284)
                                                               -----------    ----------

 Limited partners -
  Contributed capital, net of offering costs
   (12,743 units outstanding as of
   June 30, 1997 and December 31, 1996)                          5,459,327     5,459,327
  Distributions                                                 (4,042,214)   (4,042,214)
  Accumulated deficit                                             (961,522)     (899,691)
                                                               -----------    ----------

    Total limited partners' capital                                455,591       517,422
                                                               -----------    ----------

    Total partners' capital                                        405,683       468,138
                                                               -----------    ----------

    Total liabilities and partners' capital                    $   477,788    $  657,221
                                                               ===========    ==========

         The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     -------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                     For the Three Months Ended    For the Six Months Ended
                                                              June 30,                      June 30,
                                                     -------------------------    -------------------------
                                                         1997          1996           1997         1996
                                                     ----------     ----------    -----------   -----------
GROSS REVENUES                                         $ 61,089        $66,283       $ 79,007      $147,401

COSTS AND EXPENSES:
  Costs of filmed entertainment                          48,997         16,113         66,568        77,918
  Distribution fees and expenses                         28,527         19,599         37,680        41,632
  Operating, general and administrative expenses         20,663         14,427         41,114        25,284
                                                       --------        -------       --------      --------

             Total costs and expenses                    98,187         50,139        145,362       144,834
                                                       --------        -------       --------      --------

OPERATING INCOME (LOSS)                                 (37,098)        16,144        (66,355)        2,567
                                                       --------        -------       --------      --------

OTHER INCOME (EXPENSE):
  Interest income                                         1,428          5,349          4,113        10,706
  Other income (expense)                                    644              -           (213)            -
                                                       --------        -------       --------      --------

             Other income, net                            2,072          5,349          3,900        10,706
                                                       --------        -------       --------      --------

NET INCOME (LOSS)                                      $(35,026)       $21,493       $(62,455)     $ 13,273
                                                       ========        =======       ========      ========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                      $   (350)       $   215       $   (624)     $    133
                                                       ========        =======       ========      ========

  Limited Partners                                     $(34,676)       $21,278       $(61,831)     $ 13,140
                                                       ========        =======       ========      ========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                     $  (2.72)       $  1.67       $  (4.85)     $   1.03
                                                       ========        =======       ========      ========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            12,743         12,743         12,743        12,743
                                                       ========        =======       ========      ========




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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                          For the Six Months Ended
                                                                  June 30,
                                                          ------------------------
                                                              1997        1996
                                                          ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ (62,455)    $  13,273
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Amortization of filmed entertainment costs                 66,568        77,918
   Net change in assets and liabilities:
    Decrease (increase) in foreign income receivable          (6,705)      147,533
    Decrease in domestic income receivable                    69,111        30,000
    Decrease in other assets                                   1,092           474
    Net change in amounts due to/from affiliates             (10,985)       29,936
    Decrease in accrued liabilities                           (4,540)       (3,000)
    Increase in unearned revenue                              59,444             -
                                                           ---------     ---------

     Net cash provided by operating activities               111,530       296,134
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in production advances                               -             -
                                                           ---------     ---------

     Net cash provided by investing activities                     -             -
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                  (160,897)     (321,794)
                                                           ---------     ---------

     Net cash used in financing activities                  (160,897)     (321,794)
                                                           ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                        (49,367)      (25,660)

CASH AND CASH EQUIVALENTS, beginning of period               266,452       502,435
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                   $ 217,085     $ 476,775
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

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of June 30, 1997 and December 31, 1996 and its results of operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $13,417 and $3,093 to the Partnership for direct expenses for the three month periods ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, $27,145 and $9,629, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
     ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of June 30, 1997, the Partnership's net investment in the film, after consideration of amortization, was $40,118. From inception to June 30, 1997, the Partnership has recognized approximately $2,957,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of June 30, 1997, $17,200 in net receivables was outstanding from the film's distributors and licensees, which was received by the Partnership in July 1997. The Partnership anticipates that it will recover its remaining investment in this film from net revenues to be generated in remaining domestic and international television and home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

     "The Story Lady"
     --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership had fully recovered its remaining net investment in the film. From inception to June 30, 1997, the Partnership has recognized approximately $2,012,000 of revenue from this film. As of June 30, 1997, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $135,786, with $8,462 received by the Partnership in July 1997. The Partnership anticipates payment of the remaining $127,324 over the next three to twenty-four months as collected by distributors.

     "Curacao"
     -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of June 30, 1997, the Partnership's net investment in the film, after consideration of amortization, was $63,816. From inception to June 30, 1997, the Partnership has recognized approximately $4,031,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of June 30, 1997, the Partnership had outstanding receivables from the film's international distributors totaling $3,783, which were paid in July 1997. The Partnership plans to recover its remaining investment in this film from net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $217,085 in cash as of June 30, 1997. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $157,000 as of June 30, 1997. Approximately $128,000 of this amount will be paid to the Partnership over the next three to twenty-four months as collected by the distributors, with the remaining $29,000 paid to the Partnership in July 1997.

In February 1997, distributions from operations for the quarter ending December 31, 1996 were paid by the Partnership totaling $160,897. Such distributions were made using cash on hand, interest income and cash provided by operating activities. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997 and are not expected to resume. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets.

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

The General Partner, on behalf of the Partnership, is currently engaged in efforts to sell the Partnership's interests in its programming projects to one or more unaffiliated third parties. In preparation for arranging the future sale of the Partnership's programming, the General Partner engaged three independent consulting firms in late 1996 and early 1997 for purposes of obtaining informal appraisals of the programming projects' estimated net realizable value, which are based on an estimate of anticipated revenues remaining over the life of the films from international and domestic distribution. These estimates of value will be used by the General Partner in negotiating a definitive sales agreement with one or more unaffiliated third parties. There can be no assurance that the ultimate negotiated sales price of the programming projects will be at least equal to the films' estimated fair market value based on the three estimates obtained. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners in the future when the Partnership's interests in the programming are sold. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the distributions of the proceeds from the sale of the Partnership's programming projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contribution made to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions from operations are suspended. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

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

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of June 30, 1997, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995. As of June 30, 1997, international gross sales made under the original distribution agreement totaled $1,165,850, of which $365,852 was retained by the distributor for its fees and marketing costs and $799,998 was remitted to the Partnership as of June 30, 1997. The Partnership does not expect to receive any additional proceeds under this agreement.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years. Under this agreement, the Partnership is entitled to a license fee of $35,000, of which $21,000 had been received by the Partnership as of June 30, 1997. The remaining $14,000 was received by the Partnership in July 1997. The General Partner will not earn a distribution fee relating to this agreement. As of June 30, 1997, the Partnership has recognized $15,556 in license fee revenue under this agreement, with the remaining $19,444 to be recognized as revenue by the Partnership periodically beginning in November 1997 through March 1999 as the remaining license periods under this agreement commence.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, of which $7,500 had been received by the Partnership as of June 30, 1997. The remaining $12,500 is expected to be received in August 1997. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As the license period for this agreement did not commence until July 1997 when delivery of the programming to the licensee was made, no revenue under this agreement has been recognized by the Partnership as of June 30, 1997.

The Partnership anticipates that it will recover its remaining net investment in this film of $40,118 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors or from sale of the Partnership's interests in the film to an unaffiliated third party.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of June 30, 1997, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of June 30, 1997, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of June 30, 1997, international gross sales totaled $1,434,248, of which $379,145 was retained by the distributor for its fees and marketing costs, with the remaining $1,055,103 due to the Partnership. As of June 30, 1997, the Partnership had received $927,779 of such amounts. The remaining $127,324 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of June 30, 1997, the Partnership had received license fee payments under this licensing agreement totaling $141,538. The remaining $8,462 was paid to the Partnership in July 1997.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, of which $25,000 was received in January 1997, with the remaining $50,000 due in two equal payments in July 1997 and July 1998. As the license period of this agreement does not begin until July 1997, no revenue from the agreement has been recognized by the Partnership as of June 30, 1997.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated party, granting the rights to distribute "The Story Lady" in the North American retail home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, of which $7,500 had been received by the Partnership as of June 30, 1997. The remaining $12,500 is expected to be received in August 1997. As the license period for this agreement did not commence until July 1997 when delivery of the programming to the licensee was made, no revenue under this agreement has been recognized by the Partnership as of June 30, 1997. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. During 1995, the Partnership recovered its remaining net investment in this film.

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

The Partnership received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime a pay television license through 1997 and the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000 after which the Partnership will receive all of the home video revenues. It is unlikely that the Partnership will receive any additional revenues beyond the original Showtime advance from the domestic home video distribution of "Curacao."

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of June 30, 1997, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership. The Partnership does not expect to receive any additional proceeds under this agreement.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of June 30, 1997, the Partnership had recorded international gross revenues of $1,254,062, of which $362,383 was retained by the distributor for its fees and marketing costs, with the remaining $891,679 due remitted to the Partnership. As of June 30, 1997, the Partnership had received $887,896 of such amounts, with the remaining $3,783 received in July 1997.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of June

30, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $63,816. The Partnership plans to recover its remaining net investment in this film of $63,816 from net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $5,194, from $66,283 to $61,089 for the three months ended June 30, 1996 and 1997, respectively. For the six month periods ended June 30, 1996 and June 30, 1997, revenues of the Partnership decreased $68,394, from $147,401 to $79,007, respectively. These decreases were partially due to a decrease in international sales of "The Story Lady," which were $44,800 for the three and six month periods ended June 30, 1996 as compared to $8,950 for the three and six month periods ended June 30, 1997. International sales of "Curacao" decreased $15,180 and $71,566, respectively, for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996. These decreases in sales for "The Story Lady" and "Curacao" were partially offset by increases in international sales of "The Little Kidnappers" of $45,836 and $39,022, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in 1996.

Filmed entertainment costs increased $32,884, from $16,113 to $48,997 for the three months ended June 30, 1996 and 1997, respectively. For the six month periods ended June 30, 1996 and 1997, filmed entertainment costs decreased $11,350, from $77,918 to $66,568, respectively. The increase for the three month period ended June 30, 1997 as compared to 1996 was mainly the result of the increase in revenues from "The Little Kidnappers" as partially offset by the decrease in sales of "Curacao" as discussed above. In addition, the increase in filmed entertainment costs relative to the overall decrease in film revenues for the three month period comparison was also due to the Partnership's net investment in "The Story Lady" being fully amortized in 1995, which resulted in no filmed entertainment costs being recognized in the current or prior year. The decrease for the six months ended June 30, 1997 in comparison to the same period in 1996 was the result of the overall decrease in film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $8,928, from $19,599 to $28,527 for the three months ended June 30, 1996 and 1997, respectively, and decreased $3,952, from $41,632 to $37,680 for the six months ended June 30, 1996 and 1997, respectively. The increase for the three months ended was primarily the result of increased international sales of "The Little Kidnappers" during the three month period ended June 30, 1997 as compared to 1996 as discussed above, which had more distribution-related fees, expenses and royalties associated with the film's sales in comparison to sales of the Partnership's other programming during 1996. The decrease for the six months ended was mainly due to the overall decrease in film revenues as discussed above. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $6,236, from $14,427 to $20,663 for the three months ended June 30, 1996 and 1997, respectively, and increased $15,830, from $25,284 to $41,114 for the six month periods ended June 30, 1996 and 1997, respectively. These increases are mainly due to an increase in consulting fees relating to film revenue projections for the Partnership's films and increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner during the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $3,921, from $5,349 to $1,428 for the three months ended June 30, 1996 and 1997, respectively, and decreased $6,593, from $10,706 to $4,113 for the six months ended June 30, 1996 and 1997, respectively. These decreases in interest income were the result of lower average levels of invested cash balances existing during the first six months of 1997 as compared to the same period in 1996.

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

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.
                                        BY:   JONES ENTERTAINMENT GROUP, LTD.
                                              General Partner

                                        By: /s/ Steven W. Gampp
                                            ---------------------------------
                                            Steven W. Gampp
                                            Vice President/Finance and Treasurer
                                            (Principal Financial Officer)

Dated:  August 13, 1997