Form 10-Q
period 1997-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1997-11-14
CIK 873800

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1997.
                              -----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________  to ____________.


                         Commission File Number 0-19075




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

 Yes    X              No
     -------              ------

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)


                                     INDEX
                                     -----



                                                                          Page
                                                                         Number
                                                                         ------


PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

              Unaudited Statements of Financial Position as of
                September 30, 1997 and December 31, 1996                     3

              Unaudited Statements of Operations for the
                Three and Nine Months Ended September 30, 1997 and 1996      4

              Unaudited Statements of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996                5

              Notes to Unaudited Financial Statements as of
                September 30, 1997                                         6-7


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8-13


PART II.  OTHER INFORMATION                                                 14

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                                 September 30,                  December 31,
                              ASSETS                                                1997                           1996
                              ------                                         -------------------            ------------------
CASH AND CASH EQUIVALENTS                                                          $ 272,777                     $ 266,452

RECEIVABLES:
     Foreign income receivable                                                       110,348                       141,602
     Domestic income receivable                                                       30,000                        77,573
                                                                                   ---------                     ---------
                     Total receivables                                               140,348                       219,175
                                                                                   ---------                     ---------

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
     net of accumulated amortization of $8,802,193 and $8,716,704
     as of September 30, 1997 and December 31, 1996, respectively                     85,013                       170,502

OTHER ASSETS                                                                              -                          1,092
                                                                                  ----------                     ---------

                     Total assets                                                  $ 498,138                     $ 657,221
                                                                                  ==========                     =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

LIABILITIES:
     Accounts payable to affiliates                                                 $ 20,462                      $ 15,600
     Accrued distribution to partners                                                      -                       160,897
     Accrued liabilites                                                                3,880                        12,586
                                                                                  ----------                     ---------
                     Total liabilites                                                 24,342                       189,083
                                                                                  ----------                     ---------

UNEARNED REVENUE                                                                      23,445                            -
                                                                                  ----------                     ---------

PARTNERS' CAPITAL (DEFICIT):
     General partner-
         Contributed capital                                                           1,000                         1,000
         Distributions                                                               (40,831)                      (40,831)
         Accumulated deficit                                                          (9,631)                       (9,453)
                                                                                  ----------                     ---------

                     Total general partner's deficit                                 (49,462)                      (49,284)
                                                                                  ----------                     ---------

     Limited partners-
         Contributed capital, net of offering costs (12,743 units
           outstanding as of September 30, 1997 and December 31, 1996)             5,459,327                     5,459,327
         Distributions                                                            (4,042,214)                   (4,042,214)
         Accumulated deficit                                                        (917,300)                     (899,691)
                                                                                  ----------                     ---------

                     Total limited partners' capital                                 499,813                       517,422
                                                                                  ----------                     ---------

                     Total partners' capital                                         450,351                       468,138
                                                                                  ----------                     ---------

                     Total liabilities and partners' capital                       $ 498,138                     $ 657,221
                                                                                  ==========                     =========

 The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                             For the Three Months Ended                For the Nine Months Ended
                                                                    September 30,                            September 30,
                                                          -------------------------------------    ---------------------------------

                                                               1997               1996                   1997             1996
                                                          --------------      ----------------     ---------------   ---------------


GROSS REVENUES                                            $ 146,264             $ 38,189              $ 225,271         $ 185,590

COSTS AND EXPENSES:
     Costs of filmed entertainment                           18,921                8,353                 85,489            86,271
     Distribution fees and expenses                          53,572               10,401                 91,252            52,033
     Loss on write-down of film production (Note 3)               -              656,744                      -           656,744
     Operating, general and administrative expenses          30,993               10,766                 72,107            36,050
                                                           --------             --------              ---------         ---------

              Total costs and expenses                      103,486              686,264                248,848           831,098
                                                           --------             --------              ---------         ---------

OPERATING INCOME (LOSS)                                      42,778             (648,075)               (23,577)         (645,508)
                                                           --------             --------              ---------         ---------

OTHER INCOME (EXPENSE):
     Interest income                                          2,201                5,036                  6,314            15,742
     Other expense                                             (311)              (1,218)                  (524)           (1,218)
                                                           --------             --------              ---------         ---------

              Other income, net                               1,890                3,818                  5,790            14,524
                                                           --------             --------              ---------         ---------

NET INCOME (LOSS)                                          $ 44,668           $ (644,257)             $ (17,787)       $ (630,984)
                                                           ========             ========              =========         =========

ALLOCATION OF NET INCOME (LOSS):
     General partner                                       $    447           $   (6,443)             $    (178)       $   (6,310)
                                                           ========             ========              =========         =========

     Limited partners                                      $ 44,221           $ (637,814)             $ (17,609)       $ (624,674)
                                                           ========             ========              =========         =========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                                      $   3.47           $   (50.05)             $   (1.38)       $   (49.02)
                                                           ========             ========              =========         =========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING                           12,743               12,743                 12,743            12,743
                                                           ========             ========              =========         =========

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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------------
                                                                               1997                     1996
                                                                         -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (17,787)              $ (630,984)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Amortization of filmed entertainment costs                                 85,489                   86,271
        Loss from write-down of film production                                         -                  656,744
        Net change in assets and liabilities:
           Decrease in foreign income receivable                                   31,254                  171,660
           Decrease in domestic income receivable                                  47,573                   46,923
           Decrease (increase) in other assets                                      1,092                     (726)
           Net change in amounts due to/from affiliates                             4,862                   37,617
           Increase (decrease) in accrued liabilities                              (8,706)                   1,513
           Increase in unearned revenue                                            23,445                       -
                                                                                ---------                 --------

                       Net cash provided by operating activities                  167,222                  369,018
                                                                                ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in production advances                                                 -                        -
                                                                                ---------                 --------

                       Net cash provided by investing activities                       -                        -
                                                                                ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                     (160,897)                (482,691)
                                                                                ---------                 --------

                       Net cash used in financing activities                     (160,897)                (482,691)
                                                                                ---------                 --------

INCREASE IN CASH AND CASH EQUIVALENTS                                               6,325                 (113,673)

CASH AND CASH EQUIVALENTS, beginning of period                                    266,452                  502,435
                                                                                ---------                 --------

CASH AND CASH EQUIVALENTS, end of period                                        $ 272,777                $ 388,762
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of September 30, 1997 and December 31, 1996 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.


(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $16,233 and $2,299 to the Partnership for direct expenses for the three month periods ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, $43,378 and $11,298, respectively, were charged to the Partnership for direct expenses.


(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of September 30, 1997, the Partnership's net investment in the film, after consideration of amortization, was $21,198. From inception to September 30, 1997, the Partnership has recognized approximately $2,947,000 of gross revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of September 30, 1997, $6,487 in net receivables was outstanding from the film's distributors and licensees. The Partnership anticipates payment of these amounts over the next three to six months. The Partnership anticipates that it will recover its remaining investment in this film from net revenues to be generated in remaining domestic and international television and home video markets or from sale of the Partnership's interests in the film to an unaffiliated third party.


     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a
     production and overhead fee of $120,000 paid to the General Partner.   The
     Partnership has fully recovered its net investment in the film. From inception to September 30, 1997, the Partnership has recognized approximately $2,107,000 of revenue from this film. As of September 30, 1997, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $133,891. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.


     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. As of September 30, 1997, the Partnership's net investment in the film, after consideration of amortization, was $63,815. From inception to September 30, 1997, the Partnership has recognized approximately $4,031,000 of gross revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. The Partnership plans to recover its remaining investment in this film from net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------



Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $272,777 in cash as of September 30, 1997. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $140,000 as of September 30, 1997. These amounts will be paid to the Partnership over the next three to twenty-four months as collected by the distributors.

In February 1997, limited partner distributions from operations for the quarter ending December 31, 1996 totaling $160,897 were paid by the Partnership using cash on hand. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997 and are not expected to resume. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is now completing the second cycle distribution of the Partnership's programming. In addition, the General Partner, on behalf of the Partnership, engaged an independent public accounting firm during 1996 for purposes of performing distribution audits of the major distributors of the Partnership's programming. The purpose of these audits was to identify and facilitate payment of any excess film proceeds improperly retained by the distributors that belong to the Partnership. Revenue proceeds identified and collected by the Partnership in conjunction with these audits in 1997 were not material. There can also be no assurance that the continued second cycle distribution of the Partnership's programming will generate significant revenue for the Partnership.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. However, any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners in the future when the Partnership's interests in the programming are sold. Based on the independent estimates of value obtained for the Partnership's programming projects, it now appears likely that the distributions of the proceeds from the sale of the Partnership's programming projects together with all prior distributions paid to the limited partners will not be sufficient to return to the limited partners 100% of their initial capital contributions made to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as the limited partners' quarterly distributions from operations are suspended. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

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

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of September 30, 1997, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees and the remaining $70,642 was remitted to the Partnership.

In July 1991, the General Partner, on behalf of the Partnership, entered into an agreement with an unaffiliated party granting the rights to distribute "The Little Kidnappers" in the domestic home video market for a period not to exceed five years. Under this agreement, the Partnership received a minimum guarantee of $500,000, of which $100,000 was received upon delivery of the film in October 1991. The Partnership discounted the remaining $400,000 at an imputed interest rate of 8%, which created a discount of $79,157. The Partnership received $50,000 in October 1992, $75,000 in October 1993, $75,000 in October 1994 and
the remaining $200,000 in October 1995. The Partnership does not expect to receive any additional proceeds under this agreement, which has now expired.

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in
October 1995.   As of September 30, 1997, international gross sales made under the original distribution agreement totaled $1,165,850, of which $365,852 was retained by the distributor for its fees and marketing costs and $799,998 was remitted to the Partnership as of September 30, 1997. The Partnership does not expect to receive any additional proceeds under this agreement.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years. Under this agreement, the Partnership was entitled to a license fee of $35,000 which had been remitted to the Partnership as of September 30, 1997. The General Partner will not earn a distribution fee relating to this agreement; however, the General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. As of September 30, 1997, the Partnership has recognized $15,556 in license fee revenue under this agreement, with the remaining $19,444 to be recognized as revenue by the Partnership periodically beginning in November 1997 through March 1999 as the remaining license periods under this agreement commence.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, of which $17,500 had been received by the Partnership as of September 30, 1997. The remaining $2,500 is expected to be received by the Partnership over the next three to six months. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to

20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of September 30, 1997, the Partnership has recognized $20,000 in license fee revenue under this agreement.

The Partnership anticipates that it will recover its remaining net investment in this film of $21,198 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors or from sale of the Partnership's interests in the film to an unaffiliated third party.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of September 30, 1997, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of September 30, 1997, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of June 30, 1997, international gross sales totaled $1,465,199, of which $430,718 was retained by the distributor for its fees and marketing costs, with the remaining $1,034,481 due to the Partnership. As of September 30, 1997, the Partnership had received $928,090 of such amounts. The remaining $106,391 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of September 30, 1997, the Partnership had received the remaining $150,000 in license fee payments under this licensing agreement.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership was entitled to a $75,000 license fee, of which a total of $50,000 was received in two equal payments in January 1997 and August 1997. The remaining $25,000 is due to the Partnershp in July 1998.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated party, granting the rights to distribute "The Story Lady" in the North American retail home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, of which $17,500 had been received by the

Partnership as of September 30, 1997. The remaining $2,500 is expected to be received by the Partnership over the next three to six months. As of September 30, 1997, the Partnership has recognized $20,000 in license fee revenue under this agreement. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. The Partnership has fully recovered its net investment in this film.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of September 30, 1997, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership. The Partnership does not expect to receive any additional proceeds under this agreement.


The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of September 30, 1997, the Partnership had recorded international gross revenues of $1,254,062, of which $362,383 was retained by the distributor for its fees and marketing costs, with the remaining $891,679 due remitted to the Partnership.


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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of September 30, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $63,815. The Partnership plans to recover its remaining net investment in this film of $63,815 from net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.


                             RESULTS OF OPERATIONS
                             ---------------------


Revenues of the Partnership increased $108,075, from $38,189 to $146,264 for the three months ended September 30, 1996 and 1997, respectively. For the nine month periods ended September 30, 1996 and 1997, revenues of the Partnership increased $39,681, from $185,590 to $225,271, respectively. These increases were partially due to an increase in the domestic home video and television sales of "The Story Lady," which were $71,950 and $134,901 for the nine month periods ended September 30, 1996 and 1997, respectively. In addition, domestic and international sales of "The Little Kidnappers" increased $58,432, from $12,781 to $71,213 for the nine month periods ended September 30, 1996 and 1997, respectively. These increases were partially offset by a decrease in the international sales of "Curacao" from $100,859 to $19,157 for the nine month periods ended September 30, 1996 and 1997, respectively.

Filmed entertainment costs increased $10,568, from $8,353 to $18,921 for the three months ended September 30, 1996 and 1997, respectively. For the nine month periods ended September 30, 1996 and 1997, filmed entertainment costs decreased $782, from $86,271 to $85,489, respectively. The increase for the three month period ended September 30, 1997 as compared to 1996 was mainly the result of the increase in revenues from "The Little Kidnappers" and was partially offset by the decrease in sales of "Curacao" as discussed above. The decrease in filmed entertainment costs for the nine month period ended September 30, 1997 as compared to the similar period in 1996 was due to the decrease in "Curacao" revenue as compared to revenue recognized for "The Story Lady" which was fully amortized in 1995, resulting in no filmed entertainment costs being recognized in the current or prior year for this film. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $43,171, from $10,401 to $53,572 for the three months ended September 30, 1996 and 1997, respectively, and increased $39,219, from $52,033 to $91,252 for the nine months ended September 30, 1996 and 1997, respectively. These increases were primarily the result of increased costs associated with the international sales of "The Little Kidnappers" and international distribution of "The Story Lady" during the three and nine month periods ended September 30, 1997 as compared to 1996. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss from write-down of film production decreased $656,744, from $656,744 to $0 for the three and nine month periods ended September 30, 1996 and 1997, respectively. This decrease was the result of a write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $100,000 as of September 30, 1996. A write-down was not deemed necessary by the General Partner during the nine month period ended September 30, 1997.

Operating, general and administrative expenses increased $20,227, from $10,766 to $30,993 for the three months ended September 30, 1996 and 1997, respectively, and increased $36,057, from $36,050 to $72,107 for the nine month periods ended September 30, 1996 and 1997, respectively. These increases are mainly due to an increase in consulting fees relating to film revenue projections for the Partnership's films and increased direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner during the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution of the Partnership's programming.

Interest income decreased $2,835, from $5,036 to $2,201 for the three months ended September 30, 1996 and 1997, respectively, and decreased $9,428, from $15,742 to $6,314 for the nine months ended September 30, 1996 and 1997, respectively. These decreases in interest income were the result of lower average levels of invested cash balances existing during the first nine months of 1997 as compared to the same period in 1996.

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


                                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                                      BY:   JONES ENTERTAINMENT GROUP, LTD.
                                            General Partner



                                      By: /s/ STEVEN W. GAMPP
                                         ---------------------------------------
                                            Steven W. Gampp
                                            Vice President/Finance and Treasurer
                                            (Principal Financial Officer)

Dated:  November 14, 1997