Form 10-K
period 1997-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1998-03-30
CIK 873800

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     ---------


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

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

     Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming. The Partnership generates revenues from the licensing of its programming. The General Partner's principal responsibilities to the Partnership are or have been the acquisition of programming projects for the Partnership, the negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. As of December 31, 1997, the Partnership had three Pprogramming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and sale of its existing programming. Following is a description of the Partnership's programming projects.

The Little Kidnappers
---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length made-for-television film entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1997, the Partnership's net investment in the film, after consideration of amortization, was $13,717. From inception to December 31, 1997, the Partnership has recognized approximately $2,985,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film's production. As of December 31, 1997, $9,000 in net receivables was outstanding from the film's distributors and licensees. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors. The Partnership plans to recover its remaining investment in this film of $13,717 from net revenues generated in remaining worldwide television and home video markets from direct distribution efforts to be made on behalf of the Partnership by the General Partner and by non-affiliated distributors or from sale of the Partnership's interests in the film.

The Story Lady
--------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in this film. From inception to December 31, 1997, the Partnership has recognized approximately $2,126,000 of revenue from this film. As of December 31, 1997, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $118,528. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

Curacao
-------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. From inception to December 31, 1997, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included the initial license fee and home video advances from Showtime of $2,650,000, which was used to finance the film's production.

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

     These revenue projections were estimated based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's previous distribution experience with other films. As of December 31, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,802. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film to an unaffiliated third party.

General Matters
---------------

     The General Partner, on behalf of the Partnership, continues to seek additional licensing agreements for the distribution of the Partnership's filmed entertainment. The Partnership will seek to recover its investment in filmed entertainment by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its remaining interests in its programming. The General Partner currently is taking steps to begin marketing the Partnership's programming library. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale. See further discussion of the Partnership's distribution efforts concerning these films in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.

                                    PART II.
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      --------------------------- -------

     While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1998, the number of equity security holders in the Partnership was 719.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------


                                                        For the Years Ended December 31,
                                         --------------------------------------------------------------
                                            1997        1996        1995         1994          1993
                                         ----------  ----------  -----------  -----------  ------------

Gross Revenues                           $ 222,714   $ 211,669   $  699,023   $  413,756   $ 4,839,139
Costs of Filmed Entertainment               93,983     107,418      250,173      345,428     4,622,494
Distribution Fees and Expenses              98,471      58,229      113,877       63,583       543,763
Loss from Write-Down of
  Film Production Cost                           -     656,744      244,164            -             -
Operating, General and Administrative
  Expenses                                  94,162      62,499       39,454       37,349        38,519
Operating Income (Loss)                    (63,902)   (673,221)      51,355      (32,604)     (365,637)
Net Income (Loss)                          (54,372)   (654,916)      80,758       (9,389)     (360,874)
Net Income (Loss) per Limited
  Partnership Unit                           (4.22)     (50.88)        6.27         (.73)       (28.04)
Weighted Average Number of Limited
  Partnership Units Outstanding             12,743      12,743       12,743       12,743        12,743
General Partner's Deficit                  (49,828)    (49,284)     (36,299)     (30,671)      (24,141)
Limited Partners' Capital                  463,594     517,422    1,802,941    2,360,143     3,006,590
Total Assets                               442,164     657,221    1,933,539    2,498,982     3,374,770
General Partner Advances                     8,303      15,600            -        1,100       225,418

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

                             Results of Operations
                             ---------------------

1997 Compared to 1996
---------------------

Revenues of the Partnership increased $11,045, from $211,669 in 1996 to $222,714 in 1997. This increase was due primarily to an increase in domestic and international sales of "The Story Lady" and "Little Kidnappers" which were $123,301 and $79,243, respectively, for 1997 as compared to $77,950 and $15,833, respectively, in 1996. International sales of "Curacao" decreased $97,716, from $117,886 in 1996 to $20,170 in 1997.

Filmed entertainment costs decreased $13,435, from $107,418 in 1996 to $93,983 in 1997. This decrease resulted primarily from the decrease in Partnership revenues from sales of "Curacao" as discussed above and was partially offset by the increase in sales of the "Little Kidnappers" as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $40,242, from $58,229 in 1996 to $98,471 in 1996. This increase was due primarily to the overall increase in domestic and international sales of "The Story Lady". These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss from write-down of film production decreased from $656,744 from in 1996 to $0 in 1997. This decrease was the result of a write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $100,000 as of September 30, 1996. A write-down of the Partnership's net investment in its programming was not deemed necessary by the General Partner for the year ended December 31, 1997.

Operating, general and administrative expenses increased $31,663, from $62,499 in 1996 to $94,162 in 1997. This increase was due primarily to an increase in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner in 1997 as compared to 1996. The increase in direct costs allocable to the Partnership's operations resulted mainly from the increased involvement of General Partner personnel required to properly administer the second cycle distribution and potential sale of the Partnership's programming.

Interest income decreased $9,325, from $19,752 in 1996 to $10,427 in 1997. This decrease in interest income was the result of lower average levels of invested cash balances existing during 1997 as compared to 1996.

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

                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $234,842 in cash as of December 31, 1997. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $128,000 as of December 31, 1997. The foreign income receivable of approximately $123,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors. The domestic income receivable of approximately $5,000 will be paid to the Partnership over the next six months.

In February 1997, limited partner distributions from operations for the quarter ending December 31, 1996 totaling $160,897 were paid by the Partnership using cash on hand. Given the near completion of the second cycle distribution of the Partnership's programming, quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently beginning to engage in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning a definitive sales strategies. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be equal to the average of three independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of December 31, 1997. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of December 31, 1997, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995. As of December 31, 1997, international gross sales made under this distribution agreement totaled $1,165,070, of which $363,753 was retained by the distributor for its fees and marketing costs and $802,097 was remitted to the Partnership as of December 31, 1997.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years and a license fee of $35,000. The General Partner did not earn a distribution fee relating to this agreement. As the license periods under this agreement vary by territory, $15,556 in revenue from this agreement has been recognized by the Partnership as of December 31, 1997. The remaining $19,444 will be recognized by the Partnership over the next three to eighteen months.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, of which $15,000 has been received by the Partnership as of December 31, 1997. The remaining $5,000 is expected to the received by the Partnership over the next three to six months. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of December 31, 1997, the Partnership has recognized $20,000 in license fee revenue under this agreement.

The Partnership anticipates that it will recover its remaining net investment in this film of $13,717 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors or from sale of the Partnership's interests in the film.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of December 31, 1997, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of December 31, 1997, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of December 31, 1997, international gross sales totaled $1,453,599, of which $428,798 was retained by the distributor for its fees and marketing costs, with the remaining $1,024,801 due to the Partnership. As of December 31, 1997, the Partnership had received $931,273 of such amounts. The remaining $93,528 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of December 31, 1997, the Partnership had received monthly license fee payments totaling the remaining $150,000.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, of which $25,000 was received in two equal payments in January 1997 and August 1997. The remaining $50,000 is due to the Partnership in July 1998.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "Story Lady" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of December 31, 1997. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of December 31, 1997, the Partnership has recognized $20,000 in license fee revenue under this agreement. The Partnership has fully recovered its net investment in this film.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of December 31, 1997, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of December 31, 1997, the Partnership had recorded international gross revenues of $1,245,075, of which $355,733 was retained by the distributor for is fees and marketing costs. The remaining $889,342 has been received by the Partnership as of December 31, 1997.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,802. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film.

                         ITEM 8.  FINANCIAL STATEMENTS
                         -----------------------------


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1997 AND 1996
                        --------------------------------

                                     INDEX
                                     -----



                                                  Page
                                             ----------------


Report of Independent Public Accountants           12

Statements of Financial Position                   13

Statements of Operations                           14

Statements of Partners' Capital (Deficit)          15

Statements of Cash Flows                           16

Notes to Financial Statements                      17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited Ppartnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 9, 1998

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                        STATEMENTS OF FINANCIAL POSITION
                        --------------------------------

                                                                        December 31,
                                                                   ------------------------
                                                                      1997          1996
                                                                   ----------     ---------

         ASSETS
         ------

CASH AND CASH EQUIVALENTS (Note 2)                                 $  234,842     $ 266,452

RECEIVABLES:
 Foreign income receivable (Note 5)                                   122,528       141,602
 Domestic income receivable                                             5,000        77,573

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $8,810,687 and $8,716,704
  as of December 31, 1997 and 1996, respectively (Notes 2 and 5)       76,519       170,502

OTHER ASSETS                                                            3,275         1,092
                                                                   ----------     ----------

                Total assets                                       $  442,164     $ 657,221
                                                                   ==========     ==========

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
          -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                   $    8,303     $  15,600
  Accrued distributions payable to partners                                 -       160,897
  Accrued liabilities                                                  20,095        12,586
                                                                   ----------     ----------

                Total liabilities                                      28,398       189,083
                                                                   ----------     ----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                 1,000         1,000
    Distributions                                                     (40,831)      (40,831)
    Accumulated deficit                                                (9,997)       (9,453)
                                                                   ----------     ----------

                Total general partner's deficit                       (49,828)      (49,284)
                                                                   ----------     ----------

  Limited partners -
    Contributed capital
     (12,743 units outstanding as oft December 31, 1997 and 1996)   5,459,327     5,459,327
    Distributions                                                  (4,042,214)   (4,042,214)
    Accumulated deficit                                              (953,519)     (899,691)
                                                                   ----------     ----------

                Total limited partners' capital                       463,594       517,422
                                                                   ----------     ----------

                Total partners' capital                               413,766       468,138
                                                                   ----------     ----------

                Total liabilities and partners' capital (deficit)  $  442,164     $ 657,221
                                                                   ==========     ==========

              The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                   For the Years Ended December 31,
                                                   --------------------------------

                                                      1997        1996       1995
                                                   ----------  ----------  --------

GROSS REVENUES (Notes 2 and 5)                     $ 222,714   $ 211,669   $699,023

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)       93,983     107,418    250,173
  Distribution fees and expenses (Note 2)             98,471      58,229    113,877
  Loss from write-down of film production cost
    (Notes 2 and 5)                                        -     656,744    244,164
  Operating, general and administrative
    expenses (Note 4)                                 94,162      62,499     39,454
                                                   ---------   ---------   --------

                  Total costs and expenses           286,616     884,890    647,668
                                                   ---------   ---------   --------

OPERATING INCOME (LOSS)                              (63,902)   (673,221)    51,355
                                                   ---------   ---------   --------

OTHER INCOME (EXPENSE):
  Interest income                                     10,427      19,752     29,403
  Other expense                                         (897)     (1,447)         -
                                                   ---------   ---------   --------

                  Total other income, net              9,530      18,305     29,403
                                                   ---------   ---------   --------

NET INCOME (LOSS)                                  $ (54,372)  $(654,916)  $ 80,758
                                                   =========   =========   ========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                  $    (544)  $  (6,549)  $    808
                                                   =========   =========   ========

  Limited Partners                                 $ (53,828)  $(648,367)  $ 79,950
                                                   =========   =========   ========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $   (4.22)  $  (50.88)     $6.27
                                                   =========   =========   ========

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                           12,743      12,743     12,743
                                                   =========   =========   ========




              The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------



                                        For the Years Ended December 31,
                                     ------------------------------------

                                        1997        1996         1995
                                     ----------  -----------  -----------

GENERAL PARTNER:
  Balance, beginning of year          $(49,284)  $  (36,299)  $  (30,671)
  Distributions                              -       (6,436)      (6,436)
  Net income (loss) for year              (544)      (6,549)         808
                                      --------   ----------   ----------

  Balance, end of year                $(49,828)  $  (49,284)  $  (36,299)
                                      ========   ==========   ==========

LIMITED PARTNERS:
  Balance, beginning of year          $517,422   $1,802,941   $2,360,143
  Distributions                              -     (637,152)    (637,152)
  Net income (loss) for year           (53,828)    (648,367)      79,950
                                      --------   ----------   ----------

  Balance, end of year                $463,594   $  517,422   $1,802,941
                                      ========   ==========   ==========

TOTAL PARTNERS' CAPITAL (DEFICIT)     $413,766   $  468,138   $1,766,642
                                      ========   ==========   ==========




               The accompanying notes to these financial statements
                 are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                   For the Years Ended December 31,
                                                                   --------------------------------

                                                                      1997        1996       1995
                                                                   ----------  ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ (54,372)  $(654,916)  $  80,758
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
          Amortization of filmed entertainment costs                  93,983     107,418     250,173
          Loss from write-down of film production cost                     -     656,744     244,164
          Amortization of discount                                         -           -      (7,858)
          Decrease (increase) in foreign income
              receivable                                              19,074     175,717    (132,312)
          Decrease in domestic income receivable                      72,573      62,427      60,000
          Decrease (increase) in other assets                         (2,183)      1,181         584
          Net change in amounts due to/from affiliates                (7,297)     52,448     (37,948)
          Increase (decrease) in accrued liabilities                   7,509       6,586      (1,513)
                                                                   ---------   ---------   ---------

                  Net cash provided by operating activities          129,287     407,605     456,048
                                                                   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in production advances                                    -           -      21,887
                                                                   ---------   ---------   ---------

                  Net cash provided by investing activities                -           -      21,887
                                                                   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                       (160,897)   (643,588)   (643,588)
                                                                   ---------   ---------   ---------

                  Net cash used in financing activities             (160,897)   (643,588)   (643,588)
                                                                   ---------   ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (31,610)   (235,983)   (165,653)

CASH AND CASH EQUIVALENTS, beginning of year                         266,452     502,435     668,088
                                                                   ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of year                             $ 234,842   $ 266,452   $ 502,435
                                                                   =========   =========   =========




              The accompanying notes to these financial statements are an integral part of these financial statements.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly-liquid
     -------------------------
     investments with a maturity when purchased of three months or less to be cash equivalents.

     Film Revenue Recognition - The Partnership recognizes revenues in
     ------------------------
     accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and international licensing of programming, which may include the receipt of non-refundable guaranteed amounts, are recognized when such amounts are known, the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above criteria are met.

     Investment in and Advances for Film Production - Investment in and advances
     ----------------------------------------------
     for film production consists of advances to production entities for story rights, production costs, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included in investment in film production. Film production costs are amortized based upon the individual-film-forecast method. As the Partnership nears completion of the second cycle of distribution for its programming, it will seek to recover its remaining investment in its programming by continuing to relicense its programming to distributors in remaining unexploited markets and media, if any, or by selling its remaining interests in its film projects. Estimated losses, if any, will be provided for in full when determined by the General Partner. Repayment of production advances will be applied to reduce advances outstanding.

     Distribution Costs - Distribution fees and expenses incurred in connection
     ------------------
     with domestic and international film distribution are recorded at the time that the related licensing fees are recognized as revenue by the Partnership. Similarly, the Partnership expenses film advertising costs related to distribution when the advertising takes place.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  PARTNERS' CAPITAL (DEFICIT)
     ---------------------------

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No existing limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

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

(4)  TRANSACTIONS WITH AFFILIATES
     ----------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $35,028, $25,042, and $11,204 to the Partnership for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expense totaled $20,443, $16,755, and $7,235 for the years ended December 31, 1997, 1996, and 1995, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership has invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1997, the Partnership's net investment in the film, after consideration of amortization, is $13,717. From inception to December 31, 1997, the Partnership has recognized approximately $2,985,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1997, $9,000 in net receivables was outstanding from the film's distributors and licensees. The Partnership expects to be paid these amounts over the next three to twenty-four months as collected by distributors.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested its share of $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to December 31, 1997, the Partnership has recognized approximately $2,126,000 of revenue from this film. As of December 31, 1997, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $118,528. The Partnership anticipates payment of these amounts over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 1997, the Partnership has recognized approximately $4,032,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production.

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

     These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1997, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,802.

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

     The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $178,000 and $533,000 for the years ended December 31, 1997 and 1996, respectively.

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

Name                         Age        Positions with the General Partner
---------------------------  ---  ----------------------------------------------

Glenn R. Jones                68  Chairman of the Board, Chief Executive
                                  Officer and President
Steven W. Gampp               46  Vice President/Finance and Treasurer
Keith D. Thompson             31  Chief Accounting Officer
Elizabeth M. Steele           46  Secretary
Wilfred N. Cooper, Sr.        67  Director
J. Rodney Dyer                62  Director
Robert Kearney                61  Director
David K. Zonker               44  Director

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

          Mr. Keith D. Thompson was elected the Chief Accounting Officer of the General Partner in March 1997. Mr. Thompson is also the Chief Accounting Officer of other affiliates of the General Partner. Mr. Thompson has also been associated with Jones International, Ltd., an affiliate of the General Partner, since October 1994, most recently as Controller from July 1997 to present. From July 1989 to October 1994, Mr. Thompson was an auditor for Deloitte & Touche LLP. Mr. Thompson is a Certified Public Accountant and is a member of both the American and the Colorado societies of Certified Public Accountants.


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

          Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

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

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1997, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 1998. Mr. Borbe's address is 3842 Brighton Avenue, Eugene, Oregon 97405. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates, and, except for his approximately 6 percent interest in the Partnership, he is not otherwise affiliated with the General Partner and its affiliates.

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

          The General Partner receives a production and overhead fee for administering the affairs of the Partnership equal to 12 percent of the lower of the direct costs or the budgeted direct costs of each programming project. This fee is calculated and payable at the time principal photography commences on each particular project and, in the case of a series, is payable on a per episode basis. No such fee was paid in 1997.

          The General Partner is entitled to reimbursement from the Partnership for certain general and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide administrative, accounting and legal services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to the Partnership. In 1997, the General Partner charged $35,028 of direct expenses to the Partnership.

          The General Partner may also advance funds to the Partnership. Outstanding advances from the General Partner to the Partnership totaled $8,303 in as of December 31, 1997. As the Partnership reimburses advances received from the General Partner on a timely basis, no interest on such advances was charged to the Partnership during 1997.

          The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expense totaled $20,443, for the year ended December 31, 1997.

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

(b)               Reports on Form 8-K:
                  --------------------

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

                                    JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                    a Colorado limited partnership
                                    By Jones Entertainment Group, Ltd.,
                                       its General Partner


                                    By:/s/ Glenn R. Jones
                                       ------------------
                                       Glenn R. Jones
                                       Chairman of the Board, Chief Executive
Dated:    March 10, 1998               Officer and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    By:/s/ Glenn R. Jones
                                       ------------------
                                       Glenn R. Jones
                                       Chairman of the Board, Chief Executive
                                       Officer and President
Dated:    March 10, 1998               (Principal Executive Officer)


                                    By:/s/ Steven W. Gampp
                                       -------------------
                                       Steven W. Gampp
                                       Vice President/Finance and Treasurer
Dated:    March 10, 1998               (Principal Financial Officer)


                                    By:/s/ Keith D. Thompson
                                       ---------------------
                                       Keith D. Thompson
                                       Chief Accounting Officer
Dated:    March 10, 1998               (Principal Accounting Officer)


                                    By:/s/ Wilfred N. Cooper, Sr.
                                       --------------------------
                                       Wilfred N. Cooper, Sr.
Dated:    March 10, 1998               Director


                                    By:/s/ J. Rodney Dyer
                                       ------------------
                                       J. Rodney Dyer
Dated:    March 10, 1998               Director


                                    By:/s/ Robert Kearney
                                       ------------------
                                       Robert Kearney
Dated:    March 10, 1998               Director


                                    By:/s/ David K. Zonker
                                       -------------------
                                       David K. Zonker
Dated:    March 10, 1998               Director