Form 10-Q
period 1998-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1998-11-13
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________.

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


                                     INDEX
                                     -----

                                                             Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Unaudited Statements of Financial Position
          December 31, 1997 and September 30, 1998              3

       Unaudited Statements of Operations
          Three and Nine Months Ended September 30, 1997        4
          and 1998

       Unaudited Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1998         5

       Notes to Unaudited Financial Statements
          September 30, 1998                                  6-7

   Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-11


PART II.  OTHER INFORMATION                                    12

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                       December 31,    September 30,
                                                                           1997              1998
                                                                       -------------   -------------
                     ASSETS
                     ------

CASH AND CASH EQUIVALENTS                                               $   234,842     $    59,510

RECEIVABLES:
  Domestic income receivable                                                  5,000         110,000
  Foreign income receivable                                                 122,528         100,096

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,810,687 and $8,818,243
    as of December 31, 1997 and September 30, 1998, respectively             76,519          68,963

OTHER ASSETS                                                                  3,275           3,275
                                                                        -----------     -----------

                     Total assets                                       $   442,164     $   341,844
                                                                        ===========     ===========

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
          -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable to affiliate                                         $     8,303     $     4,534
  Accrued liabilities                                                         4,539           3,375
                                                                        -----------     -----------

                     Total current liabilities                               12,842           7,909
                                                                        -----------     -----------

UNEARNED REVENUE                                                             15,556         157,778
                                                                        -----------     -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner:
    Contributed capital                                                       1,000           1,000
    Distributions                                                           (40,831)        (42,440)
    Accumulated deficit                                                      (9,997)        (10,764)
                                                                        -----------     -----------

                     Total general partner's deficit                        (49,828)        (52,204)
                                                                        -----------     -----------

  Limited partners:
    Contributed capital, net of offering costs
      (12,743 units outstanding as of December 31, 1997
      and September 30, 1998)                                             5,459,327       5,459,327
    Distributions                                                        (4,042,214)     (4,201,502)
    Accumulated deficit                                                    (953,519)     (1,029,464)
                                                                        -----------     -----------

                     Total limited partners' capital                        463,594         228,361
                                                                        -----------     -----------

                     Total partners' capital                                413,766         176,157
                                                                        -----------     ------------

                     Total liabilities and partners' capital            $   442,164     $   341,844
                                                                        ===========     ===========

        The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                    For the Three Months          For the Nine Months
                                                     Ended September 30,           Ended September 30,
                                                    ---------------------         ---------------------
                                                      1997         1998             1997         1998
                                                    --------     --------         --------     --------
GROSS REVENUES                                      $146,264      $10,200         $225,271     $ 28,902

COSTS AND EXPENSES:
  Costs of filmed entertainment                       18,921          -             85,489        7,556
  Distribution fees and expenses                      53,572        3,957           91,252       81,736
  Operating, general and administrative expenses      30,993        7,343           72,107       25,153
                                                    --------      -------         --------     --------

        Total costs and expenses                     103,486       11,300          248,848      114,445
                                                    --------      -------         --------     --------

OPERATING INCOME (LOSS)                               42,778       (1,100)         (23,577)     (85,543)
                                                    --------      -------         --------     --------

OTHER INCOME (EXPENSE):
  Interest income                                      2,201        1,016            6,314        8,820
  Other income (expense), net                           (311)         245             (524)          11
                                                    --------      -------         --------     --------

        Total other income, net                        1,890       1,261             5,790         8,831
                                                    --------     -------          --------      --------

NET INCOME (LOSS)                                   $ 44,668     $   161          $(17,787)      $(76,712)
                                                    ========     =======          ========       ========

ALLOCATION OF NET INCOME  (LOSS):
  General Partner                                   $    447     $     2          $   (178)      $   (767)
                                                    ========     =======          ========       ========

  Limited Partners                                  $ 44,221     $   159          $(17,609)      $(75,945)
                                                    ========     =======          ========       ========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                          $   3.47     $   .02          $  (1.38)      $  (5.96)
                                                    ========     =======          ========       ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING
                                                      12,743      12,743            12,743         12,743
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                              For the Nine Months
                                                               Ended September 30,
                                                             ---------------------
                                                               1997        1998
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (17,787)  $ (76,712)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                85,489       7,556
      Net change in assets and liabilities:
        Decrease (increase) in domestic income receivable       47,573    (105,000)
        Decrease in foreign income receivable                   31,254      22,432
        Decrease in other assets                                 1,092           -
        Net change in amounts due to/from affiliate              4,862      (3,769)
        Decrease in accrued liabilities                         (8,706)     (1,164)
        Increase in unearned revenue                            23,445     142,222
                                                             ---------   ---------

          Net cash provided by operating activities            167,222     (14,435)
                                                             ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                   (160,897)   (160,897)
                                                             ---------   ---------

          Net cash used in financing activities               (160,897)   (160,897)
                                                             ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 6,325    (175,332)

CASH AND CASH EQUIVALENTS, beginning of period                 266,452     234,842
                                                             ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                     $ 272,777   $  59,510
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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                            (A LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1997 and September 30, 1998 and its results of operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $16,233 and $5,482 to the Partnership for direct expenses for the three month periods ended September 30, 1997 and 1998, respectively. For the nine month periods ended September 30, 1997 and 1998, $43,378 and $11,871, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of September 30, 1998, the Partnership's net investment in the film, after consideration of amortization, was $6,161. From inception to September 30, 1998, the Partnership has recognized approximately $2,993,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. The Partnership plans to recover its remaining net investment of $6,161 from net revenues generated in remaining worldwide television and home video markets from direct distribution efforts to be made on behalf of the Partnership by the General Partner and by nonaffiliated distributors or from sale of the Partnership's interests in the film.

     "THE STORY LADY"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to September 30, 1998, the Partnership has recognized approximately $2,147,000 of revenue from this film. As of September 30, 1998, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $210,096, of which $5,000 was received by the Partnership in October 1998. The Partnership anticipates payment of the remaining $205,096 over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 1998, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of September 30, 1998, the Partnership's net investment in the film, after consideration of amortization was $62,802. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interest in the film.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                              FINANCIAL CONDITION
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $59,510 in cash as of September 30, 1998. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $210,000 as of September 30, 1998. The domestic income receivable of approximately $110,000 will be paid to the Partnership over the next fourteen months. The foreign income receivable of approximately $100,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions were suspended beginning with the quarter ended March 31, 1997. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $160,897 was declared for the quarter ending March 31, 1998 and paid in May 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently involved in efforts to sell the Partnership's interests in its programming projects. Estimates of value obtained from independent consulting firms in late 1996 and early 1997 are being used by the General Partner in planning sales. There can be no assurance that the ultimate negotiated sales prices of the programming projects sold to unaffiliated parties will be at least equal to the films' estimated fair market value. If the General Partner or one of its affiliates exercises its right to purchase a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of September 30, 1998. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years.

Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of September 30, 1998, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995. As of September 30, 1998, international gross sales made under the distribution agreement totaled $1,165,070, of which $363,753 was retained by the distributor for its fees and marketing costs.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years and a license fee of $35,000. The General Partner will not earn a distribution fee relating to this agreement. As the license periods under this agreement vary by territory, $27,222 in revenue from this agreement has been recognized by the Partnership as of September 30, 1998. The remaining $7,778 will be recognized by the Partnership over the next six to twelve months.

In May 1997, the General Partner, acting on behalf on the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of September 30, 1998. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of September 30, 1998, the Partnership had recognized $20,000 in revenue under this agreement.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of September 30, 1998, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of September 30, 1998, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of September 30, 1997, international gross sales totaled $1,463,799, of which $431,552 was retained by the distributor for its fees and marketing costs, with the remaining $1,032,247 due to the Partnership. As of September 30, 1998, the Partnership had received $931,437 of such amounts. The remaining $100,810 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of September 30, 1998, the Partnership had received monthly license fee payments in total for the remaining $150,000. In June 1998, the General Partner agreed to extend this distribution agreement to the unaffiliated third party for an additional three years. The distribution agreement extension requires a fee of $150,000 for the renewal period to be paid in 15 equal monthly installments. As of September 30, 1998, the Partnership has received $40,000 toward the distribution agreement extension. The remaining $110,000 will be paid to the Partnership over the next eleven months.

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

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Story Lady" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of September 30, 1998. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of September 30, 1998, the Partnership has recognized $30,505 in revenue under this agreement.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of September 30, 1998, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of September 30, 1998, the Partnership had recorded international gross revenues of $1,245,075, of which $355,733 was retained by the distributor for its fees and marketing costs. The Partnership had received the remaining $889,342 as of September 30, 1998.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of September 30, 1998, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,802. The Partnership plans to recover its remaining net investment in this film of $62,802 from the net revenues generated from remaining international and domestic television markets or from the sale of the Partnership's interests in the film.

                             RESULTS OF OPERATIONS
                             ---------------------

Revenues of the Partnership decreased $136,064, from $146,264 to $10,200 for the three months ended September 30, 1997 and 1998, respectively. Revenues of the Partnership decreased $196,369, from $225,271 to $28,902 for the nine months ended September 30 1997 and 1998, respectively. These decreases were due primarily to a decrease in the international and domestic sales of all of the Partnership films. Revenue for "Curacao" decreased $0 and $19,157 for the three and nine months ended September 30, 1998, as compared to the same periods of 1997. Revenue for "The Little Kidnappers" decreased $20,313 and $63,100 for the three and nine months ended September 30, 1998, respectively as compared to the same periods of 1997. Revenue for "The Story Lady" decreased $115,751 and $114,112 for the three and nine months ended September 30, 1998, respectively as compared to the same periods of 1997.

Filmed entertainment costs decreased $18,921, to $0 for the three months ended September 30, 1997 and 1998, respectively. Filmed entertainment costs decreased $77,933, from $85,489 to $7,556 for the nine months ended September 30, 1997 and 1998, respectively. This decrease was the result of decreased film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $49,615, from $53,572 to $3,957 for the three months ended September 30, 1997 and 1998, respectively. Distribution fees and expenses decreased $9,516, from $91,252 to $81,736 for the nine months ended September 30, 1997 and 1998, respectively. The decrease for the three and nine month periods resulted primarily from decreased costs associated with international and domestic sales of "The Little Kidnappers" and "The Story Lady". These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $23,650, from $30,993 to $7,343 for the three months ended September 30, 1997 and 1998, respectively. Operating, general and administrative expenses decreased $46,954, from $72,107 to $25,153 for the nine months ended September 30, 1997 and 1998, respectively. This decrease was due primarily to a decrease in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates during the three and nine months ended September 30, 1998 as compared to the same period in 1997. This decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $1,185, from $2,201 to $1,016 for the three months ended September 30, 1997 and 1998, respectively. Interest income increased $2,506, from $6,314 to $8,820 for the nine months ended September 30, 1997 and 1998, respectively. This decrease for the three months ended September 30,1998 in interest income was the result of lower average levels of invested cash balances as compared to the similar period in 1997. The increase in the nine month period was the result of higher average balances, but at declining levels as indicated by the current three month period of 1998, as compared to the same period in 1997.

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

                                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                                      BY:  JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner

                                      By:  /s/ Steven W. Gampp
                                           -------------------------------
                                           Steven W. Gampp
                                           Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated: November 13, 1998