Form 10-K405
period 1998-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1999-03-26
CIK 873800

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998
                                       OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from  ______ to ______


Commission file number:  0-19075

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


       Colorado                                            84-1088820
       --------                                            ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
---------------------------------------------            --------------
(Address of principal executive office and         (Registrant's telephone no.
Zip Code)                                              including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



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

                                    PART I.
                                    ------

                               ITEM 1.  BUSINESS
                               -----------------

          Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming. The Partnership generates revenues from the licensing of its programming. The General Partner's principal responsibilities to the Partnership are or have been the acquisition of programming projects for the Partnership, the negotiation of production and distribution agreements for Partnership programming, reviewing budgets, monitoring expenditure of Partnership funds, administering production and distribution agreements, and accounting and reporting to the limited partners. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 4. As of December 31, 1998, the Partnership had three programming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and sale of its existing programming. Following is a description of the Partnership's programming projects.

The Little Kidnappers
---------------------

          In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length made-for-television film entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization, was $2,210. From inception to December 31, 1998, the Partnership has recognized approximately $2,998,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film's production. As of December 31, 1998, $102 in receivables was outstanding from the film's distributors and licensees. These amounts were received by the Partnership in February 1999. The Partnership plans to recover its remaining investment in this film of $2,210 from net revenues generated in remaining worldwide television and home video markets from direct distribution efforts to be made on behalf of the Partnership by the General Partner and by non-affiliated distributors or the sale of the Partnership's interests in the film.

The Story Lady
--------------

          In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in this film. From inception to December 31, 1998, the Partnership has recognized approximately $2,309,000 of revenue from this film. As of December 31, 1998, the Partnership had outstanding net receivables from the film's domestic and international distributors and licensees totaling $106,295, of which $10,000 was received by the Partnership in January 1999 and $11,122 was received by the Partnership in February 1999. The Partnership anticipates payment of the remaining $85,173 over the next three to twenty-four months as collected by distributors.

Curacao
-------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. From inception to December 31, 1998, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

     During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, the Partnership recorded a write-down of film production cost of $244,164 to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1995.

     During the third quarter of 1996, the General Partner again reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised estimated television sales projections, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $756,744 exceeded the film's estimated net realizable value of $100,000 as of September 30, 1996. As a result, the Partnership recorded a write-down of film production cost of $656,744 to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1996. The film's estimated net realizable value was calculated based on an estimate of anticipated revenues remaining over the life of the film from international and domestic television distribution, net of estimated distribution fees and costs, as of September 30, 1996.

     As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,763. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or the sale of the Partnership's interests in the film.

General Matters
---------------

     The Partnership will seek to recover its investment in programming by relicensing its assets through international sales, domestic cable or syndication, home video and ancillary markets or by selling its remaining interests in its programming. The General Partner, on behalf of the Partnership, is currently considering opportunities available for the sale of the Partnership's interests in its programming projects. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale. See further discussion of the Partnership's distribution efforts concerning these films in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     See Item 1.

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.

                                    PART II.
                                    -------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 1999, the number of equity security holders in the Partnership was 719.

                        ITEM 6. SELECTED FINANCIAL DATA
                        -------------------------------


                                                      For the Years Ended December 31,
                                         -----------------------------------------------------------
                                               1994         1995        1996        1997        1998
                                         ----------   ----------   ---------    --------   ---------

Gross revenues                           $  413,756   $  699,023   $ 211,669    $222,714   $ 195,717
Costs of filmed entertainment               345,428      250,173     107,418      93,983      11,546
Distribution fees and expenses               65,583      113,877      58,229      98,471     196,695
Loss from write-down of
  film production cost                            -      244,164     656,744           -           -
Operating, general and administrative
  expenses                                   37,349       39,454      62,499      94,162     115,247
Operating income (loss)                     (32,604)      51,355    (673,221)    (63,902)   (127,771)
Net income (loss)                            (9,389)      80,758    (654,916)    (54,372)   (117,496)
Net income (loss) per limited
  partnership unit                             (.73)        6.27      (50.88)      (4.22)      (9.13)
Weighted average number of limited
  partnership units outstanding              12,743       12,743      12,743      12,743      12,743
General partner's deficit                   (30,671)     (36,299)    (49,284)    (49,828)    (52,612)
Limited partners' capital                 2,360,143    1,802,941     517,422     463,594     187,985
Total assets                              2,498,982    1,933,539     657,221     442,164     265,317
General partner advances                      1,100      (10,728)     15,600       8,303      11,045

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

                             Results of Operations
                             ---------------------

1998 Compared to 1997
---------------------

Revenues of the Partnership decreased $26,997, from $222,714 in 1997 to $195,717 in 1998. This decrease was due primarily to a decrease in domestic and international sales of "The Little Kidnappers" and "Curacao," which were $79,243 and $20,170, respectively, for 1997 as compared to $12,354 and $39, respectively, in 1998. International sales of "The Story Lady" increased $60,023, from $123,301 in 1997 to $183,324 in 1998.

Filmed entertainment costs decreased $82,437, from $93,983 in 1997 to $11,546 in 1998. This decrease resulted primarily from the decrease in Partnership revenues received from "The Little Kidnappers" and "Curacao"as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated gross revenues.

Distribution fees and expenses increased $98,224, from $98,471 in 1997 to $196,695 in 1998. This increase was due primarily to royalties that became due to artisan guilds during 1998. This increase was also due to the overall increase in domestic and international sales of "The Story Lady." These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $21,085, from $94,162 in 1997 to $115,247 in 1998. This increase was due primarily to an allowance of $80,300 made during 1998 related to the potential uncollectibility of an outstanding international income receivable. The increase was partially offset by a decrease in direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General

Partner and its affiliates in 1998 as compared to 1997. The decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $892, from $10,427 in 1997 to $9,535 in 1998. This decrease in interest income was the result of lower average levels of invested cash balances existing during 1998 as compared to 1997.

1997 Compared to 1996
---------------------

Revenues of the Partnership increased $11,045, from $211,669 in 1996 to $222,714 in 1997. This increase was due primarily to an increase in domestic and international sales of "The Story Lady" and "Little Kidnappers," which were $123,301 and $79,243, respectively, for 1997 as compared to $77,950 and $15,833, respectively, in 1996. International sales of "Curacao" decreased $97,716, from $117,886 in 1996 to $20,170 in 1997.

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

Distribution fees and expenses increased $40,242, from $58,229 in 1996 to $98,471 in 1997. This increase was due primarily to the overall increase in domestic and international sales of "The Story Lady." These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss from write-down of film production decreased from $656,744 in 1996 to $0 in 1997. This decrease was the result of a write-down of the Partnership's net investment in "Curacao" to the film's net realizable value of $100,000 as of September 30, 1996. A write-down of the Partnership's net investment in its programming was not deemed necessary by the General Partner for the year ended December 31, 1997.

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

                              Financial Condition
                              -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had $90,672 in cash as of December 31, 1998. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects. The Partnership had outstanding amounts net receivable from unaffiliated distributors totaling approximately $106,000 as of December 31, 1998. The international income net receivable of approximately $25,000 is expected to be paid to the Partnership over the next three to twenty-four months as collected by distributors. The domestic income receivable of $81,000 is expected to be paid to the Partnership over the next eight months.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997. However, upon evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional cash flow distribution totaling $160,897 was declared for the quarter ending March 31, 1998 and paid in May 1998. No other distributions were declared or paid by the Partnership in 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently considering opportunities available for the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner has no obligation to purchase any assets of the Partnership. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold.
Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale of the Partnership's interests in its programming will be distributed to the partners after such sale. Based on the General Partner's estimates of value and indications of value obtained from unaffiliated parties, it is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Cash flow from operating activities will be generated primarily from the Partnership's programming projects as follows:

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of December 31, 1998. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years. Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises.
As of December 31, 1998, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and home video markets for a period of five years. This agreement expired in October 1995. As of December 31, 1998, international gross sales made under this distribution agreement totaled $1,165,070, of which $363,753 was retained by the distributor for its fees and marketing costs and $802,097 was remitted to the Partnership.

The international distribution rights for "The Little Kidnappers" are now being handled by the General Partner on behalf of the Partnership. The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years and a license fee of $35,000. The General Partner did not earn a distribution fee relating to this agreement. As the license periods under this agreement vary by territory, $31,111 in revenue from this agreement has been recognized by the Partnership as of December 31, 1998. The remaining $3,889 will be recognized by the Partnership during the first quarter of 1999.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of December 31, 1998. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of December 31, 1998, the Partnership has recognized $20,000 in revenue under this agreement.

The Partnership anticipates that it will recover its remaining net investment in this film of $2,210 from net revenues to be generated in remaining worldwide television and home video markets by direct distribution efforts to be made on behalf of the Partnership by the General Partner and other non-affiliated distributors or from sale of the Partnership's interests in the film.

"The Story Lady"
 --------------

In 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000, and the Partnership invested its share of approximately $1,183,000 in return for all distribution rights to this film after the contractual airings on the NBC television network, which have been completed.

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of December 31, 1998, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of December 31, 1998, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of December 31, 1998, international gross sales totaled $1,474,299, of which $434,387 was retained by the distributor for its fees and marketing costs, with the remaining $1,039,912 due to the Partnership. As of December 31, 1998, the Partnership had received $934,459 of such amounts. In December 1998, an allowance of $80,300 related to potential uncollectibility was made for an outstanding contract under this agreement. The remaining $25,153 is expected to be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting right to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received by the General Partner in November 1995, of which $21,341 was retained by the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was remitted to the Partnership. As of December 31, 1998, the Partnership had received monthly license fee payments totaling the remaining $150,000. In June 1998, the General Partner agreed to extend this distribution agreement to the unaffiliated third party for an additional three years. The distribution agreement extension requires a fee of $150,000 for the renewal period to be paid in fifteen equal monthly installments. As of December 31, 1998, the Partnership has received $70,000 toward the distribution agreement extension. The remaining $80,000 will be paid to the Partnership over the next eight months.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1997. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, of which $25,000 was received in three equal payments in January 1997, August 1997 and July 1998.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Story Lady" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of December 31, 1998. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of December 31, 1998, the Partnership has recognized $31,627 in license fee revenue under this agreement.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of December 31, 1998, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of December 31, 1998, the Partnership had recorded international gross revenues of $1,245,075, of which $355,733 was retained by the distributor for is fees and marketing costs. The remaining $889,342 has been received by the Partnership.

During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, the Partnership recorded a write-down of film production cost of $244,164 to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1995.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,763. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interests in the film.

Impact of the Year 2000 Issue (unaudited)
-----------------------------------------

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In connection with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.


               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
               -------------------------------------------------
                               ABOUT MARKET RISK.
                               ------------------

     The Partnership does not hold any financial instruments which present significant interest or market risk.

                         ITEM 8. FINANCIAL STATEMENTS
                         ----------------------------


                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1998

                                     INDEX



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


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1997 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                       STATEMENTS OF FINANCIAL POSITION

                                                                                December 31,
                                                                         --------------------------
                                                                              1997         1998
                                                                          -----------   -----------
                          ASSETS
                          ------

CASH AND CASH EQUIVALENTS (Note 2)                                        $   234,842   $    90,672

RECEIVABLES:
 International income receivable, net of allowance for
  doubtful accounts of $2,742 and $80,300 as of
  December 31, 1997 and 1998, respectively  (Note 5)                          122,528        25,275
 Domestic income receivable                                                     5,000        81,122

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
  net of accumulated amortization of $8,810,687 and $8,822,233
  as of December 31, 1997 and 1998, respectively (Notes 2 and 5)               76,519        64,973

OTHER ASSETS                                                                    3,275         3,275
                                                                          -----------   -----------

                     Total assets                                         $   442,164   $   265,317
                                                                          ===========   ===========

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                          $     8,303   $    11,045
  Accrued liabilities                                                          20,095       118,899
                                                                          -----------   -----------

                     Total liabilities                                         28,398       129,944
                                                                          -----------   -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                         1,000         1,000
    Distributions                                                             (40,831)      (42,440)
    Accumulated deficit                                                        (9,997)      (11,172)
                                                                          -----------   -----------

                     Total general partner's deficit                          (49,828)      (52,612)
                                                                          -----------   -----------

  Limited partners -
    Contributed capital
      (12,743 units outstanding as of December 31, 1997 and 1998)           5,459,327     5,459,327
    Distributions                                                          (4,042,214)   (4,201,502)
    Accumulated deficit                                                      (953,519)   (1,069,840)
                                                                          -----------   -----------

                     Total limited partners' capital                          463,594       187,985
                                                                          -----------   -----------

                     Total partners' capital (deficit)                        413,766       135,373
                                                                          -----------   -----------

                     Total liabilities and partners' capital (deficit)    $   442,164   $   265,317
                                                                          ===========   ===========

             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                     JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS

                                                   For the Years Ended December 31,
                                                  ---------------------------------
                                                      1996       1997        1998
                                                   ---------   --------   ---------
GROSS REVENUES (Notes 2 and 5)                     $ 211,669   $222,714   $ 195,717

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)      107,418     93,983      11,546
  Distribution fees and expenses (Note 2)             58,229     98,471     196,695
  Loss from write-down of film production cost
    (Notes 2 and 5)
                                                     656,744          -           -
  Operating, general and administrative
    expenses (Note 4)                                 62,499     94,162     115,247
                                                   ---------   --------   ---------

          Total costs and expenses                   884,890    286,616     323,488
                                                   ---------   --------   ---------

OPERATING LOSS                                      (673,221)   (63,902)   (127,771)
                                                   ---------   --------   ---------

OTHER INCOME (EXPENSE):
  Interest income                                     19,752     10,427       9,535
  Other income (expense), net                         (1,447)      (897)        740
                                                   ---------   --------   ---------

          Total other income, net                     18,305      9,530      10,275
                                                   ---------   --------   ---------

NET LOSS                                           $(654,916)  $(54,372)  $(117,496)
                                                   =========   ========   =========

ALLOCATION OF NET LOSS:
  General partner                                  $  (6,549)  $   (544)  $  (1,175)
                                                   =========   ========   =========

  Limited partners                                 $(648,367)  $(53,828)  $(116,321)
                                                   =========   ========   =========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $(50.88)    $(4.22)     $(9.13)
                                                   =========   ========   =========

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                           12,743     12,743      12,743
                                                   =========   ========   =========

             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                      For the Years Ended December 31,
                                     ----------------------------------
                                        1996         1997        1998
                                     ----------    --------   ---------
GENERAL PARTNER:
  Balance, beginning of year         $  (36,299)   $(49,284)  $ (49,828)
  Distributions                          (6,436)          -      (1,609)
  Net loss                               (6,549)       (544)     (1,175)
                                     ----------    --------   ---------

  Balance, end of year               $  (49,284)   $(49,828)  $ (52,612)
                                     ==========    ========   =========

LIMITED PARTNERS:
  Balance, beginning of year         $1,802,941    $517,422   $ 463,594
  Distributions                        (637,152)          -    (159,288)
  Net loss                             (648,367)    (53,828)   (116,321)
                                     ----------    --------   ---------

  Balance, end of year               $  517,422    $463,594   $ 187,985
                                     ==========    ========   =========

TOTAL PARTNERS' CAPITAL (DEFICIT)    $  468,138    $413,766   $ 135,373
                                     ==========    ========   =========

             The accompanying notes to these financial statements
              are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended December 31,
                                                                   ----------------------------------
                                                                      1996        1997        1998
                                                                    ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(654,916)  $ (54,372)  $(117,496)
    Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
          Amortization of filmed entertainment costs                  107,418      93,983      11,546
          Loss from write-down of film production cost                656,744           -           -
          Decrease in international income net receivable             175,717      19,074      97,253
          Decrease (increase) in domestic income receivable            62,427      72,573     (76,122)
          Decrease (increase) in other assets                           1,181      (2,183)          -
          Net change in amounts due to/from affiliates                 52,448      (7,297)      2,742
          Increase in accrued liabilities                               6,586       7,509      98,804
                                                                    ---------   ---------   ---------

             Net cash provided by operating activities                407,605     129,287      16,727
                                                                    ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                        (643,588)   (160,897)   (160,897)
                                                                    ---------   ---------   ---------

             Net cash used in financing activities                   (643,588)   (160,897)   (160,897)
                                                                    ---------   ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                (235,983)    (31,610)   (144,170)

CASH AND CASH EQUIVALENTS, beginning of year                          502,435     266,452     234,842
                                                                    ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, end of year                              $ 266,452   $ 234,842   $  90,672
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

     Impact of the Year 2000 Issue (unaudited) - The Year 2000 issue is the
     -----------------------------------------
     result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     In connection with its affiliates, the General Partner has performed an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

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

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $25,042, $35,028, and $0 to the Partnership for the years ended December 31, 1996, 1997, and 1998, respectively.

     The Partnership reimburses affiliates of the General Partner for certain allocated administrative personnel expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Partnership. Such allocated expense totaled $16,755, $20,443, and $15,442 for the years ended December 31, 1996, 1997, and 1998, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership has invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization, is $2,210. From inception to December 31, 1998, the Partnership has recognized approximately $2,998,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1998, $102 in net receivables was outstanding from the film's distributors and licensees. These amounts were received by the Partnership in February 1999.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to December 31, 1998, the Partnership has recognized approximately $2,309,000 of revenue from this film. As of December 31, 1998, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $106,295, of which $10,000 was received by the Partnership in January 1999 and $11,122 was received by the Partnership in February 1999. During 1998, the Partnership recorded an allowance of $80,300 related to the potential uncollectibility of certain amounts due from international distributors. The Partnership anticipates payment of the remaining $85,173 over the next three to twenty-four months as collected by distributors.

     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 1998, the Partnership has recognized approximately $4,032,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production.

     During the third quarter of 1995, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets.
     Based on revised television sales projections by unexploited territory, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film (primarily in international television revenues), a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $1,076,664 exceeded the film's estimated net realizable value of $832,500 as of September 30, 1995. As a result, the Partnership recorded a write-down of film production cost of $244,164 to reduce the unamortized cost of the film to its estimated net realizable value as of September 30, 1995.

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

     These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution and the General Partner's and the distributor's previous distribution experience with other films. As of December 31, 1998, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,763.

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

     The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with: 1) the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes; and 2) the allowance for doubtful accounts which is not yet deductible for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded the amount of expense recognized for tax purposes by approximately $533,000, $178,000 and $91,300 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

Name                                      Age                     Positions with the General Partner
---------------------------------  -----------------  ----------------------------------------------------------
Glenn R. Jones                            69           Chairman of the Board, Chief Executive Officer and
                                                       President
Steven W. Gampp                           47           Vice President/Finance and Treasurer
Keith D. Thompson                         32           Chief Accounting Officer
Elizabeth M. Steele                       47           Secretary
Wilfred N. Cooper, Sr.                    68           Director
J. Rodney Dyer                            63           Director
Robert Kearney                            62           Director
David K. Zonker                           45           Director

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

                ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                --------------------------------------------------
                             OWNERS AND MANAGEMENT
                             ---------------------

          As of March 4, 1999, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 1998. Mr. Borbe's address is 218 Main Street, Suite 216, Kirkland, Washington 98033. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates, and, except for his approximately 6 percent interest in the Partnership, he is not otherwise affiliated with the General Partner and its affiliates.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

          The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties. During 1998, in aggregate, transactions of this nature totaled less than $60,000.

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

            2.   Schedules - Financial Data Schedule.

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

                             JONES PROGRAMMING PARTNERS 1-A, LTD.,
                             a Colorado limited partnership
                             By   Jones Entertainment Group, Ltd.,
                                  its General Partner


                             By:  /s/ Glenn R. Jones
                                  ------------------
                                  Glenn R. Jones
                                  Chairman of the Board, Chief Executive Officer
Dated:  March 24, 1999            and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             By:  /s/ Glenn R. Jones
                                  ------------------
                                  Glenn R. Jones
                                  Chairman of the Board, Chief Executive Officer
                                  and President
Dated:  March 24, 1999            (Principal Executive Officer)


                             By:  /s/ Steven W. Gampp
                                  -------------------
                                  Steven W. Gampp
                                  Vice President/Finance and Treasurer
Dated:  March 24, 1999            (Principal Financial Officer)


                             By:  /s/ Keith D. Thompson
                                  ---------------------
                                  Keith D. Thompson
Dated:  March 24, 1999            Chief Accounting Officer
                                  (Principal Accounting Officer)


                             By:  /s/ Wilfred N. Cooper, Sr.
                                  --------------------------
                                  Wilfred N. Cooper, Sr.
Dated:  March 24, 1999            Director


                             By:  /s/ J. Rodney Dyer
                                  ------------------
                                  J. Rodney Dyer
Dated:  March 24, 1999            Director


                             By:  /s/ Robert Kearney
                                  ------------------
                                  Robert Kearney
Dated:  March 24, 1999            Director


                             By:  /s/ David K. Zonker
                                  -------------------
                                  David K. Zonker
Dated:  March 24, 1999            Director