Form 10-Q
period 1999-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1999-05-14
CIK 873800

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

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

               9697 East Mineral Avenue, Englewood, Colorado 80112
               ---------------------------------------------------
                      Address of principal executive office

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

Yes __X__                                                              No _____

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------

                                      INDEX
                                      ----

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 1998 and March 31, 1999                                                         3

                  Unaudited Statements of Operations
                     Three Months Ended March 31, 1998 and 1999                                                   4

                  Unaudited Statements of Cash Flows
                     Three Months Ended March 31, 1998 and 1999                                                   5

                  Notes to Unaudited Financial Statements
                     March 31, 1999                                                                             6-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                             8-12

PART II.  OTHER INFORMATION                                                                                      13

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                                    December 31,        March 31,
                                                                                        1998               1999
                                                                                    ------------        ---------
                                    ASSETS
                                    ------

CASH AND CASH EQUIVALENTS                                                           $   90,672          $ 105,309

RECEIVABLES:
  Foreign income receivable                                                             25,275             24,897
  Domestic income receivable                                                            81,122             47,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,822,233 and $8,824,538
    as of December 31, 1998 and March 31, 1999, respectively                            64,973             62,668

OTHER ASSETS                                                                             3,275              3,275
                                                                                   -----------        -----------

                  Total assets                                                      $  265,317          $ 243,649
                                                                                   -----------        -----------
                                                                                   -----------        -----------

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Accounts payable to affiliates                                                    $   11,045          $   8,137
  Unearned revenue                                                                       3,889                 -
  Accrued liabilities                                                                  115,010            103,597
                                                                                   -----------        -----------

                  Total liabilities                                                    129,944            111,734
                                                                                   -----------        -----------


PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                                  1,000              1,000
    Distributions                                                                      (42,440)           (42,440)
    Accumulated deficit                                                                (11,172)           (11,207)
                                                                                   -----------        -----------

                  Total general partner's deficit                                      (52,612)           (52,647)
                                                                                   -----------        -----------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of December 31, 1998
      and March 31, 1999)                                                            5,459,327          5,459,327
    Distributions                                                                   (4,201,502)        (4,201,502)
    Accumulated deficit                                                             (1,069,840)        (1,073,263)
                                                                                   -----------        -----------

                  Total limited partners' capital                                      187,985            184,562
                                                                                   -----------        -----------

                  Total partners' capital (deficit)                                    135,373            131,915
                                                                                  ------------       ------------

                  Total liabilities and partners' capital (deficit)                $   265,317        $   243,649
                                                                                   -----------        -----------
                                                                                   -----------        -----------

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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                             For the Three Months
                                                                Ended March 31,
                                                          ---------------------------
                                                            1998               1999
                                                          --------           --------
GROSS REVENUES                                            $  7,948           $  4,278

COSTS AND EXPENSES:
  Costs of filmed entertainment                              7,324              2,305
  Distribution fees and expenses                                --                 23
  Operating, general and administrative expenses             5,102              5,709
                                                          --------           --------

         Total costs and expenses                           12,426              8,037
                                                          --------           --------


OPERATING LOSS                                              (4,478)            (3,759)
                                                          --------           --------

OTHER INCOME (EXPENSE):
  Interest income                                            6,232                321
  Other income (expense), net                                   26                (20)
                                                          --------           --------

         Total other income                                  6,258                301
                                                          --------           --------

NET INCOME (LOSS)                                         $  1,780           $ (3,458)
                                                          --------           --------
                                                          --------           --------

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                         $     18           $    (35)
                                                          --------           --------
                                                          --------           --------

  Limited Partners                                        $  1,762           $ (3,423)
                                                          --------           --------
                                                          --------           --------

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                        $    .14           $   (.27)
                                                          --------           --------
                                                          --------           --------

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                               12,743             12,743
                                                          --------           --------
                                                          --------           --------

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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                      -----------------------------
                                                                         1998                1999
                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $   1,780           $  (3,458)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                          7,324               2,305
      Net change in assets and liabilities:
        Decrease in foreign income receivable                                59                 378
        Decrease in domestic income receivable                               --              33,622
        Net change in amounts due to/from affiliates                     (6,340)             (2,908)
        Increase (decrease) in accrued liabilities                          461             (11,413)
        Decrease in unearned revenue                                     (7,778)             (3,889)
                                                                      ---------           ---------
         Net cash provided by (used in) operating activities             (4,494)             14,637
                                                                      ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (4,494)             14,637

CASH AND CASH EQUIVALENTS, beginning of period                          234,842              90,672
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                              $ 230,348           $ 105,309
                                                                      ---------           ---------
                                                                      ---------           ---------



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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

(1)  BASIS OF PRESENTATION
     ---------------------

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1998 and March 31, 1999 and its results of operations and its cash flows for the three month periods ended March 31, 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES
     -------------------------------------

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $2,841 and $3,026 to the Partnership for direct expenses for the three month periods ended March 31, 1998 and 1999, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
     ----------------------------------------------

     "The Little Kidnappers"
      ---------------------

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. In March 1999, the Partnership fully recovered its remaining net investment in this film. From inception to March 31, 1999, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production.

     "The Story Lady"
      --------------

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully recovered its remaining net investment in the film. From inception to March 31, 1999, the Partnership has recognized approximately $2,309,000 of revenue from this film. As of March 31, 1999, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $72,397, of which $5,000 was received by the Partnership in April 1999. The Partnership anticipates payment of the remaining $67,397 over the next three to twenty-four months as collected by distributors.


     "Curacao"
      -------

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to March 31, 1999, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of March 31, 1999, the Partnership's net investment in the film, after consideration of amortization was $62,763. The Partnership plans to recover its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or from sale of the Partnership's interest in the film.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $105,000 in cash as of March 31, 1999. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $72,000 as of March 31, 1999. The domestic income receivable of approximately $48,000 will be paid to the Partnership over the next five months. The foreign income receivable of approximately $24,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $160,897 was declared for the quarter ending March 31, 1998 and paid in May 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities and/or satisfy its outstanding liabilities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner has no obligation to purchase any assets of the Partnership. Any sale of all or substantially all of the Partnership's assets will be subject to the approval of the Partnership's limited partners prior to closing of the sale.

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

"The Little Kidnappers"
 ---------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada. The General Partner, on behalf of the Partnership, licensed the film to The Disney Channel and Maple Leaf licensed the film to the Canadian Broadcasting Corporation. Aggregate license fees of approximately $1,365,000 were received from these licensees. The original Disney Channel license expired in September 1993. The General Partner subsequently relicensed the film to The Disney Channel for an additional license period of five years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of March 31, 1999. The Canadian Broadcasting Corporation license expired in the second quarter of 1994 and was not renewed.

In April 1991, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party granting rights to distribute "The Little Kidnappers" in the non-theatrical domestic markets for a period not to exceed seven years.

Non-theatrical markets include 16mm sales and rentals, in-flight, oil rigs, ships at sea, military installations, libraries, restaurants, hotels, motels or other institutional or commercial enterprises. As of March 31, 1999, gross sales made under this arrangement totaled $94,190, of which $23,548 was retained by the distributor for its fees.

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

In the third quarter of 1990, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in international television and international home video markets for a period of five years. This agreement expired in October 1995. As of March 31, 1999, international gross sales made under the distribution agreement totaled $1,165,070, of which $363,753 was retained by the distributor for its fees and marketing costs.

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

In May 1997, the General Partner, acting on behalf on the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of March 31, 1999. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of March 31, 1999, the Partnership had recognized $20,000 in revenue under this agreement.

In March 1999, the Partnership recovered its net investment in this film.

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of March 31, 1999, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of March 31, 1999, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of March 31, 1999, international gross sales totaled $1,474,299, of which $434,387 was retained by the distributor for its fees and marketing costs, with the remaining $1,039,912 due to the Partnership. As of March 31, 1999, the Partnership had received $1,015,015 of such amounts. The remaining $24,897 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received in November 1995, of which $21,341 was remitted to the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was retained by the Partnership. As of March 31, 1999, the Partnership had received monthly license fee payments in total for the remaining $150,000. In June 1998, the General Partner agreed to extend this distribution agreement to the unaffiliated third party for an additional three years. The distribution agreement extension requires a fee of $150,000 for the renewal period to be paid in 15 equal monthly installments. As of March 31, 1999, the Partnership has received $102,500 toward the distribution agreement extension. The remaining $47,500 will be paid to the Partnership over the next five months.

In December 1996, the General Partner, on behalf of the Partnership, entered into an agreement with Lifetime Television ("Lifetime"), granting rights to distribute "The Story Lady" in the domestic cable and satellite television markets for a period of one and a half years commencing in July 1998. In accordance with the terms of the agreement, the Partnership is entitled to a $75,000 license fee, which was received in three equal payments of $25,000 in January 1997, August 1997 and July 1998.

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Story Lady" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of March 31, 1999. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of March 31, 1999, the Partnership has recognized $31,627 in revenue under this agreement.

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

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of March 31, 1999, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

The Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of March 31, 1999, the Partnership had recorded international gross revenues of $1,245,075, of which $355,733 was retained by the distributor for its fees and marketing costs. The remaining $889,342 has been received by the Partnership.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of March 31, 1999, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,763. The Partnership plans to recover its remaining net investment in this film of $62,763 from the net revenues generated from remaining international and domestic television markets or from the sale of the Partnership's interests in the film.

Impact of the Year 2000 Issue (unaudited)
-----------------------------------------

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In conjunction with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

                              RESULTS OF OPERATIONS
                              ---------------------

Revenues of the Partnership decreased $3,670, from $7,948 to $4,278 for the three months ended March 31, 1998 and 1999, respectively. This decrease was due primarily to a decrease in the international and domestic sales of "The Little Kidnappers" of $3,585, from $7,863 to $4,278, and "The Story Lady" of $85, from $85 to $0, for the three months ended March 31, 1998 and 1999, respectively.

Filmed entertainment costs decreased $5,019, from $7,324 to $2,305 for the three months ended March 31, 1998 and 1999, respectively. This decrease was the result of decreased film revenues as discussed above. In addition, this decrease was the result of the full amortization of the capitalized production costs relating to "The Little Kidnappers" in March 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $23, from $0 to $23 for the three months ended March 31, 1998 and 1999, respectively. This increase resulted primarily from the royalties paid to artisian guilds related to sales of "The Little Kidnappers." These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $607, from $5,102 to $5,709 for the three months ended March 31, 1998 and 1999, respectively. This increase was due primarily to a increase in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by affiliates of the General Partner during the three months ended March 31, 1999 as compared to the same period in 1998. This increase in direct costs allocable to the Partnership's operations resulted mainly from the increase in direct time spent by the affiliates of the General Partner on the accounting function of the Partnership.

Interest income decreased $5,911, from $6,232 to $321 for the three months ended March 31, 1998 and 1999, respectively. This decrease in interest income was the result of lower average levels of invested cash balances existing during the first three months of 1998 as compared to the same period in 1999.

Limited Partners' net income (loss) per partnership unit changed $(.41), from $.14 to $(.27) for the three months ended March 31, 1998 and 1999, respectively. This change was due to the results of the operations as discussed above.

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

Dated:  May 14, 1999