Form 10-Q
period 1999-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1999-08-16
CIK 873800

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
                                                            --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______.

                          Commission File Number 0-19075


                      Jones Programming Partners 1-A, Ltd.
     ---------------------------------------------------------------------
                Exact name of registrant as specified in charter

     Colorado                                               #84-1088820
     ---------------------------------------------------------------------
     State of organization                           I.R.S. employer I.D.#

               9697 East Mineral Avenue, Englewood, Colorado 80112
     ---------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
     ---------------------------------------------------------------------
                          Registrant's telephone number


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

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 1998 and June 30, 1999                      3

                  Unaudited Statements of Operations
                     Three and Six Months Ended June 30, 1998 and 1999        4

                  Unaudited Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1999                  5

                  Notes to Unaudited Financial Statements
                     June 30, 1999                                          6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         8-11


PART II.  OTHER INFORMATION                                                  12


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION
                   ------------------------------------------

                                                                             December 31,            June 30,
                                                                                 1998                  1999
                                                                             -----------           -----------
                                     ASSETS
                                     ------
CASH AND CASH EQUIVALENTS                                                    $    90,672           $   138,776

RECEIVABLES:
  Domestic income receivable                                                      25,275                15,000
  Foreign income receivable                                                       81,122                24,839

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,822,233 and $8,824,670
    as of December 31, 1998 and June 30, 1999, respectively                       64,973                62,536

OTHER ASSETS                                                                       3,275                 3,275
                                                                             -----------           -----------
                  Total assets                                               $   265,317           $   244,426
                                                                             -----------           -----------
                                                                             -----------           -----------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable to affiliates                                                  11,045                62,043
  Unearned revenue                                                                 3,889                   -
  Accrued liabilities                                                            115,010                59,058
                                                                             -----------           -----------
                  Total current liabilities                                      129,944               121,101
                                                                             -----------           -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                            1,000                 1,000
    Distributions                                                                (42,440)              (42,440)
    Accumulated deficit                                                          (11,172)              (11,292)
                                                                             -----------           -----------
                  Total general partner's deficit                                (52,612)              (52,732)
                                                                             -----------           -----------
  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of December 31, 1998
      and June 30, 1999)                                                       5,459,327             5,459,327
    Distributions                                                             (4,201,502)           (4,201,502)
    Accumulated deficit                                                       (1,069,840)           (1,081,768)
                                                                             -----------           -----------
                  Total limited partners' capital                                187,985               176,057
                                                                             -----------           -----------
                  Total partners' capital                                        135,373               123,325
                                                                             -----------           -----------
                  Total liabilities and partners' capital (deficit)          $   265,317           $   244,426
                                                                             -----------           -----------
                                                                             -----------           -----------

      The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                      Ended June 30,
                                                       --------------------------        --------------------------
                                                          1998             1999             1998             1999
                                                       ---------        ---------        ---------        ---------
GROSS REVENUES                                         $  10,754        $     515        $  18,702        $   4,791

COSTS AND EXPENSES:
  Costs of filmed entertainment                              232              133            7,556            2,437
  Distribution fees and expenses                          77,779              -             77,779               23
  Operating, general and administrative expenses          12,708            9,570           17,810           15,278
                                                       ---------        ---------        ---------        ---------
    Total costs and expenses                              90,719            9,703          103,145           17,738
                                                       ---------        ---------        ---------        ---------

OPERATING LOSS                                           (79,965)          (9,188)         (84,443)         (12,947)
                                                       ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
  Interest income                                          1,572              654            7,804              975
  Other income (expense), net                               (260)             (57)            (234)             (77)
                                                       ---------        ---------        ---------        ---------
    Other income, net                                      1,312              597            7,570              898
                                                       ---------        ---------        ---------        ---------
NET LOSS                                               $ (78,653)       $  (8,591)       $ (76,873)       $ (12,049)
                                                       ---------        ---------        ---------        ---------
                                                       ---------        ---------        ---------        ---------
ALLOCATION OF NET LOSS:
  General partner                                      $    (787)       $     (86)       $    (769)       $    (120)
                                                       ---------        ---------        ---------        ---------
                                                       ---------        ---------        ---------        ---------
  Limited partners                                     $ (77,866)       $  (8,505)       $ (76,104)       $ (11,929)
                                                       ---------        ---------        ---------        ---------
                                                       ---------        ---------        ---------        ---------
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $   (6.11)       $    (.66)       $   (5.97)       $    (.94)
                                                       ---------        ---------        ---------        ---------
                                                       ---------        ---------        ---------        ---------
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                           12,743           12,743           12,743           12,743
                                                       ---------        ---------        ---------        ---------
                                                       ---------        ---------        ---------        ---------


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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                --------------------------
                                                                   1998             1999
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (76,873)       $ (12,049)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                    7,556            2,437
      Net change in assets and liabilities:
        Decrease (increase) in domestic income receivable        (135,000)          10,275
        Decrease in foreign income receivable                       4,384           56,283
        Increase in accounts payable - trade                          -             55,758
        Net change in amounts due to/from affiliates               84,207           50,999
        Decrease in accrued liabilities                            (2,289)        (111,710)
        Increase (decrease) in unearned revenue                   142,222           (3,889)
                                                                ---------        ---------

         Net cash provided by operating activities                 24,207           48,104
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                      (160,897)            -
                                                                ---------        ---------

         Net cash used in financing activities                   (160,897)            -
                                                                ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (136,690)          48,104

CASH AND CASH EQUIVALENTS, beginning of period                    234,842           90,672
                                                                ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                        $  98,152        $ 138,776
                                                                ---------        ---------
                                                                ---------        ---------





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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

(1)      BASIS OF PRESENTATION
         ---------------------

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1998 and June 30, 1999 and its results of operations and its cash flows for the three month periods ended June 30, 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES
         -------------------------------------

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $6,389 and $4,948 to the Partnership for direct expenses for the three months ended June 30, 1998 and 1999, respectively.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION
         ----------------------------------------------

         "The Little Kidnappers"
         -----------------------

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. In March 1999, the Partnership fully amortized its net investment in this film. From inception to June 30, 1999, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of June 30, 1999, there were no outstanding receivables.

         "The Story Lady"
         ----------------

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully amortized its net investment in the film. From inception to June 30, 1999, the Partnership has recognized approximately $2,309,000 of revenue from this film. As of June 30, 1999, the Partnership had outstanding receivables from the film's domestic and international distributors and licensees totaling $39,839, of which $10,000 was received by the Partnership in July 1999. The Partnership anticipates payment of the remaining $29,839 over the next three to twenty-four months as collected by distributors.

         "Curacao"
         ---------

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to June 30, 1999, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of June 30, 1999, the Partnership's net investment in the film, after consideration of amortization and write downs, was

         $62,536. The Partnership plans to amortize its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or recover its remaining net investment from the sale of the Partnership's interest in the film. As of June 30, 1999, there were no outstanding receivables.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                               FINANCIAL CONDITION
                               -------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $139,000 in cash as of June 30, 1999. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $39,000 as of June 30, 1999. The domestic income receivable of approximately $15,000 will be paid to the Partnership over the next five months. The foreign income receivable of approximately $24,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors.

Given the near completion of the second cycle distribution of the Partnership's programming, as previously announced, regular quarterly distributions from operations were suspended beginning with the quarter ended March 31, 1997. However, upon further evaluation by the General Partner of the cash reserves and cash operating needs of the Partnership, an additional quarterly cash flow distribution totaling $160,897 was declared for the quarter ending March 31, 1998 and paid in May 1998. The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities and/or satisfy its outstanding liabilities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets; although, the General Partner will continue to make quarterly evaluations of the partnership's working capital position and needs.

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

"The Little Kidnappers"
-----------------------

During 1990, the Partnership invested approximately $2,794,000 in a film entitled "The Little Kidnappers." The Partnership advanced funds as production advances to Maple Leaf to complete the film. In return for such production advances, the Partnership received all distribution rights in perpetuity in all markets except Canada.

This film is currently being distributed in domestic markets through the following contracts. The General Partner licensed the film to The Disney Channel for an additional license period of six years beginning January 1, 1994 for an additional fee of $300,000, which had been received by the Partnership as of June 30, 1999. In May 1997, the General Partner, on behalf of the Partnership entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Little Kidnappers" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee, which has been received by the Partnership as of June 30, 1999. In addition to the initial license fee, the Partnership is also entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of June 30, 1999, the Partnership had recognized $20,000 in revenue under this agreement.

The General Partner on behalf of the Partnership is now handling the international distribution rights for "The Little Kidnappers". The General Partner will generally earn a distribution fee equal to 25 percent of gross international sales and will recover its actual distribution and marketing costs incurred, with remaining net revenues to be paid to the Partnership. In December 1996, the General Partner, acting on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting the rights to distribute "The Little Kidnappers" in various international television markets, including France, the United Kingdom, Scandinavia, Africa and the Middle East, for license periods of five to six years and a license fee of $35,000. The General Partner will not earn a distribution fee relating to this agreement.

In March 1999, the Partnership fully amortized its net investment in this film.

"The Story Lady"
----------------

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

In 1992, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the non-theatrical domestic markets. As of June 30, 1999, gross sales made under this arrangement totaled $300,969, of which $75,241 was retained by the distributor for its fees. The remaining $225,728 has been received by the Partnership. The General Partner, on behalf of the Partnership, entered into an agreement with The Disney Channel, granting The Disney Channel exclusive domestic television rights to the film for one year, from September 1994 until September 1995, for a license fee of $40,000. Of this license fee, $26,667 was received in July 1994, with the remaining balance of $13,333 received in April 1995. In addition, the film was distributed in the domestic home video market by the General Partner and a third party consultant beginning in the second quarter of 1994. As of June 30, 1999, net sale proceeds under this arrangement totaled $99,312, which were applied towards the General Partner's recoupment of its distribution costs. As the General Partner has fully recovered its remaining distribution costs, any additional sales, net of fees, will flow to the Partnership. However, the Partnership does not expect to receive any additional proceeds under this agreement.

On behalf of the Partnership, the General Partner has sub-licensed under the NBC agreement international television and home video distribution rights to a distribution affiliate of NBC for approximately eight years. As of June 30, 1999, international gross sales totaled $1,474,299, of which $434,387 was retained by the distributor for its fees and marketing costs, with the remaining $1,039,912 due to the Partnership. As of June 30, 1999, the Partnership had received $1,015,366 of such amounts. The remaining $24,546 will be paid to the Partnership over the next three to twenty-four months as collected by the distributor.

In October 1995, the General Partner, on behalf of the Partnership, entered into a license agreement with an unaffiliated party, granting rights to distribute "The Story Lady" in the domestic home video market through direct, non-retail sales for a license fee of $200,000. Under the original terms of the three year agreement, the Partnership was entitled to $50,000 upon execution of the agreement, and $10,000 per month for fifteen consecutive months. Of this license fee, $50,000 was received in November 1995, of which $21,341 was remitted to the General Partner to be applied towards recoupment of its remaining distribution costs incurred on behalf of the Partnership for "The Story Lady." The remaining $28,659 was retained by the Partnership. As of June 30, 1999, the Partnership had received monthly license fee payments in total for the remaining $150,000. In June 1998, the General Partner agreed to extend this distribution agreement to the unaffiliated third party for an additional three years. The distribution agreement extension requires a fee of $150,000 for the renewal period to be paid in 15 equal monthly installments. As of June 30, 1999, the Partnership has received $135,000 toward the distribution agreement extension. The remaining $15,000 will be paid to the Partnership over the next three months.

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

In May 1997, the General Partner, acting on behalf of the Partnership, entered into a five year licensing agreement with an unaffiliated third party, granting the rights to distribute "The Story Lady" in the North American home video market. Under this agreement, the Partnership is entitled to a $20,000 license fee which has been received by the Partnership as of June 30, 1999. In addition to the initial license fee, the Partnership will also be entitled to a home video royalty of 10 to 20 percent of net retail sale proceeds earned by the licensee, with the royalty percentage dependent on the per video unit sales price obtained. As of June 30, 1999, the Partnership has recognized $31,627 in revenue under this agreement.

The Partnership has fully amortized its net investment in this film.

"Curacao"
---------

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

The Partnership has received license fees and a home video advance totaling $2,650,000 from Showtime in return for granting Showtime a pay television license through 1997 and the right to market domestic home video rights for seven years. Home video revenues in excess of $875,000 will be shared 50/50 between the Partnership and Showtime until Showtime has received $1,875,000, after which the Partnership will receive all of the home video revenues. The Partnership does not expect to receive any additional revenues beyond the original Showtime advance from the domestic home video distribution of "Curacao."

In May 1993, the General Partner, on behalf of the Partnership, entered into a distribution agreement with an unaffiliated party, granting rights to distribute "Curacao" in the non-theatrical domestic markets. As of June 30, 1999, gross sales made under this arrangement totaled $117,358, of which $29,340 was retained by the distributor for its fees and $88,018 was received by the Partnership.

Also, in May 1993, the Partnership has contracted with an unaffiliated international sales agent to market theatrical, home video, and television rights outside the United States and Canada for a period of five years. The General Partner approved an agreement negotiated by the international sales agent with an unaffiliated party to market international theatrical and home video rights for a period of ten years. The terms of such agreement provide for an advance payment of $950,000 against international theatrical and home video revenues. The payment has been received by the Partnership net of distribution fees and expenses retained by the distributor. No international theatrical or home video overages are expected to be received for the remaining term of the agreement. International television sales continue and are remitted to the Partnership, net of distribution fees and expenses, as collected by the distributor. As of June 30, 1999, the Partnership had recorded international gross revenues of $1,245,075, of which $355,733 was retained by the distributor for its fees and marketing costs. The remaining $889,342 has been received by the Partnership.

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

These revenue projections were estimated by the General Partner and the film's distributor based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution, and the General Partner's and the distributor's previous distribution experience with other films. As of June 30, 1999, the Partnership's net investment in the film, after consideration of amortization and the write-downs discussed above, was $62,536. The Partnership plans to amortize its net investment in this film of $62,536 from the net revenues generated from remaining international and domestic television markets or recover its remaining net investment from the sale of the Partnership's interests in the film.

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


                              RESULTS OF OPERATIONS
                              ---------------------

Revenues of the Partnership decreased $10,239, from $10,754 to $515 for the three months ended June 30, 1998 and 1999, respectively. Revenues of the Partnership decreased $13,911, from $18,702 to $4,791 for the six months ended June 30, 1998 and 1999, respectively. These decreases were due primarily to a decrease in the international and domestic sales of "The Story Lady" and "The Little Kidnappers". Revenue for "Curacao" increased $133 and $133 for the three and six months ended June 30, 1999, respectively, as compared to the same periods of 1998. Revenue for "The Little Kidnappers" decreased $250 and $3,836 for the three and six months ended June 30, 1999, respectively, as compared to the same periods of 1998. Revenue for "The Story Lady" decreased $10,123 and $10,208 for the three and six months ended June 30, 1999, respectively, as compared to the same periods of 1998

Filmed entertainment costs decreased $99, from $232 to $133 for the three months ended June 30, 1998 and 1999, respectively. Filmed entertainment costs decreased $5,118, from $7,556 to $2,437 for the six months ended June 30, 1998 and 1999, respectively. This decrease was the result of decreased film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $77,779, from $77,779 to $0 for the three months ended June 30, 1998 and 1999, respectively. Distribution fees and expenses decreased $77,756, from $77,779 to $23 for the six months ended June 30, 1998 and 1999, respectively. The decrease for the three and six month periods resulted primarily from the payment of royalties in 1998 of approximately $47,000 and $30,000 to artisan guilds for revenue received from inception to date for the films "Curacao" and "The Little Kidnappers," respectively. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $3,138, from $12,708 to $9,570 for the three months ended June 30, 1998 and 1999, respectively. Operating, general and administrative expenses decreased $2,532, from $17,810 to $15,278 for the six months ended June 30, 1998 and 1999, respectively. This decrease was due primarily to a decrease in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates during the three and six months ended June 30, 1999 as compared to the same periods in 1998. This decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income decreased $918, from $1,572 to $654 for the three months ended June 30, 1998 and 1999, respectively. Interest income decreased $6,829, from $7,804 to $975 for the six months ended June 30, 1998 and 1999, respectively. This decrease in interest income was the result of lower average levels of invested cash balances existing during the three month and the six month periods of 1999 as compared to the same periods in 1998.

Limited partners' net loss per partnership unit changed $5.45, from $(6.11) to $(.66) for the three months ended June 30, 1998 and 1999, respectively. Limited partners' net income (loss) per partnership unit changed $5.03, from $(5.97) to $(.94) for the six months ended June 30, 1998 and 1999, respectively. This change was due to the results of operations as discussed above.

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

                                  JONES PROGRAMMING PARTNERS 1-A, LTD.
                                  BY:   JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner

                                  By:    /s/ Thomas B. Anema
                                         ------------------------------------
                                         Thomas B. Anema
                                         Vice President/Finance and Treasurer
                                         (Principal Financial Officer)

Dated:  August 13, 1999