Form 10-Q
period 1999-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 1999-11-15
CIK 873800

                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended SEPTEMBER 30, 1999.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ___________ to ___________.

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

               9697 East Mineral Avenue, Englewood, Colorado 80112
--------------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
--------------------------------------------------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__                                                              No _____

                  JONES PROGRAMMING PARTNERS 1-A, LTD.

                                 INDEX

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 1998 and September 30, 1999                                                    3

                  Unaudited Statements of Operations
                     Three and Nine Months Ended September 30, 1998 and 1999                                     4

                  Unaudited Statements of Cash Flows
                     Nine Months Ended September 30, 1998 and 1999                                               5

                  Notes to Unaudited Financial Statements
                     September 30, 1999                                                                        6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                             8-9


PART II.  OTHER INFORMATION                                                                                     10

                  JONES PROGRAMMING PARTNERS 1-A, LTD.
                         (A Limited Partnership)

                UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                December 31,       September 30,
                                                                                    1998                1999
                                                                               --------------      -------------
                                    ASSETS

CASH AND CASH EQUIVALENTS                                                      $       90,672       $     92,824

RECEIVABLES:
  Domestic income receivable                                                           25,275                  -
  Foreign income receivable                                                            81,122             25,950

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,822,233 and $8,824,781
    as of December 31, 1998 and September 30, 1999, respectively                       64,973             62,425

OTHER ASSETS                                                                            3,275              3,275
                                                                               --------------       ------------

                  Total assets                                                 $      265,317       $    184,474
                                                                               ==============       ============

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable to affiliates                                                       11,045              4,084
  Unearned revenue                                                                      3,889                  -
  Accrued liabilities                                                                 115,010             60,340
                                                                               --------------       ------------

                  Total current liabilities                                           129,944             64,424
                                                                               --------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General partner -
    Contributed capital                                                                 1,000              1,000
    Distributions                                                                     (42,440)           (42,440)
    Accumulated deficit                                                               (11,172)           (11,325)
                                                                               --------------       ------------

                  Total general partner's deficit                                     (52,612)           (52,765)
                                                                               --------------       ------------

  Limited partners -
    Contributed capital, net of offering costs
      (12,743 units outstanding as of December 31, 1998
      and September 30, 1999)                                                       5,459,327          5,459,327
    Distributions                                                                  (4,201,502)        (4,201,502)
    Accumulated deficit                                                            (1,069,840)        (1,085,010)
                                                                               --------------       ------------

                  Total limited partners' capital                                     187,985            172,815
                                                                               --------------       ------------

                  Total partners' capital                                             135,373            120,050
                                                                               --------------       ------------

                  Total liabilities and partners' capital                      $      265,317       $    184,474
                                                                               ==============       ============

      The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                 JONES PROGRAMMING PARTNERS 1-A, LTD.
                        (A Limited Partnership)

                  UNAUDITED STATEMENTS OF OPERATIONS

                                                          For the Three Months           For the Nine Months
                                                           Ended September 30,            Ended September 30,
                                                       -------------------------       -------------------------
                                                           1998         1999              1998          1999
                                                       -----------   -----------       -----------   -----------
GROSS REVENUES                                         $    10,200   $       114       $    28,902   $     4,905

COSTS AND EXPENSES:
  Costs of filmed entertainment                                 -            111             7,556         2,548
  Distribution fees and expenses                             3,957             -            81,736            23
  Operating, general and administrative expenses             7,343         5,714            25,153        20,992
                                                       -----------   -----------       -----------   -----------

      Total costs and expenses                              11,300         5,825           114,445        23,563
                                                       -----------   -----------       -----------   -----------


OPERATING LOSS                                              (1,100)       (5,711)          (85,543)      (18,658)
                                                       -----------   -----------       -----------   -----------

OTHER INCOME:
  Interest income                                            1,016         1,327             8,820         2,302
  Other income, net                                            245         1,110                11         1,033
                                                       -----------   -----------       -----------   -----------

      Other income, net                                      1,261         2,437             8,831         3,335
                                                       -----------   -----------       -----------   -----------

NET INCOME (LOSS)                                      $       161   $    (3,274)          (76,712)  $   (15,323)
                                                       ===========   ===========       ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General partner                                      $         2   $       (33)      $      (767)  $      (153)
                                                       ===========   ===========       ===========   ===========

  Limited partners                                     $       159   $    (3,241)      $   (17,945)  $   (15,170)
                                                       ===========   ===========       ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                     $       .02   $      (.25)      $     (5.96)  $     (1.19)
                                                       ===========   ===========       ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                               12,743        12,743            12,743        12,743
                                                       ===========   ===========       ===========   ===========


    The accompanying notes to the unaudited financial statements are an integral part of these unaudited financial statements.

                    JONES PROGRAMMING PARTNERS 1-A, LTD.
                         (A Limited Partnership)

                    UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                              -------------------------------
                                                                                 1998                 1999
                                                                              ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(76,712)            $(15,323)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                                   7,556                2,548
      Net change in assets and liabilities:
        Decrease (increase) in domestic income receivable                       (105,000)              25,275
        Decrease in foreign income receivable                                     22,432               55,172
        Net change in amounts due to/from affiliates                              (3,769)              (6,961)
        Decrease in accrued liabilities                                           (1,164)             (54,670)
        Increase (decrease) in unearned revenue                                  142,222               (3,889)
                                                                              ----------          -----------

         Net cash provided by (used in) operating activities                     (14,435)               2,152
                                                                              ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                     (160,897)                  -
                                                                              ----------          -----------

         Net cash used in financing activities                                  (160,897)                  -
                                                                              ----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (175,332)               2,152

CASH AND CASH EQUIVALENTS, beginning of period                                   234,842               90,672
                                                                              ----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                         $59,510          $    92,824
                                                                              ==========          ===========


  The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                  JONES PROGRAMMING PARTNERS 1-A, LTD.
                         (A Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1998 and September 30, 1999 and its results of operations and its cash flows for the nine month periods ended September 1998 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)      TRANSACTIONS WITH AFFILIATED ENTITIES

         Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $5,482 and $2,550 to the Partnership for direct expenses for the three months ended September 30, 1998 and 1999, respectively. For the nine month periods ended September 30, 1998 and 1999, $11,871 and $7,498, respectively, were charged to the Partnership for direct expenses.

(3)      INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

         "THE LITTLE KIDNAPPERS"

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. In March 1999, the Partnership fully amortized its net investment in this film. From inception to September 30, 1999, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of September 30, 1999, there were no outstanding receivables.

         "THE STORY LADY"

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully amortized its net investment in the film. From inception to September 30, 1999, the Partnership has recognized approximately $2,299,000 of revenue from this film. As of September 30, 1999, the Partnership had outstanding receivables from the film's international distributors and licensees totaling $25,950. The Partnership anticipates payment over the next three to twenty-four months as collected by distributors.

         "CURACAO"

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 1999, the Partnership has recognized approximately $4,032,000 of revenue from this film, which included $2,650,000 from Showtime, which was used to finance the film's production. As of September 30, 1999, the Partnership's net investment in the film, after consideration of amortization and write downs, was $62,425. The Partnership plans to amortize its remaining net investment in this film from the net revenues generated from remaining international and domestic television markets or recover its remaining net investment from the sale of the Partnership's interest in the film. As of September 30, 1999, there were no outstanding receivables.

                       JONES PROGRAMMING PARTNERS 1-A, LTD.
                              (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $93,000 in cash as of September 30, 1999. It is not anticipated that the Partnership will invest in any additional programming projects, but instead will focus on the distribution and/or sale of its existing programming projects. The Partnership had outstanding amounts receivable from unaffiliated distributors totaling approximately $26,000 as of September 30, 1999. The foreign income receivable of approximately $26,000 will be paid to the Partnership over the next three to twenty-four months as collected by distributors. The accrued liabilities of approximately $60,000 as of Sept ember 30, 1999, are owed primarily to artisan guilds for royalties.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities and/or satisfy its outstanding liabilities. It is anticipated that any future distributions will only be made once proceeds are received from the sale of the Partnership's assets; although the General Partner will continue to make quarterly evaluations of the Partnership's working capital position and needs.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but expects to initiate sales effort in the first quarter of 2000. The projects may be sold as a group or on a one by one basis, at the discretion of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming will be distributed to the partners after such sale. Based on the General Partner's estimates of value and indications of value obtained from unaffiliated parties, it is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended. Cash flow from operating activities will be generated from "The Little Kidnappers", "The Story Lady", and "Curacao".

IMPACT OF THE YEAR 2000 ISSUE (UNAUDITED)

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

In conjunction with its affiliates, the General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that its computer applications supporting business processes, including accounting and investor services, are designed to handle the Year 2000 appropriately. The General Partner believes there will be no financial impact to the Partnership due to the Year 2000 issue.

                             RESULTS OF OPERATIONS

The results for the three and nine month periods ended September 30, 1999 show a continuing decrease in revenues from the Partnership's programming projects, two of which "The Little Kidnappers " and "Curacao" are producing very little revenue for the Partnership. "The Story Lady" is producing some revenue, but these revenues have also been steadily decreasing.

Revenues of the Partnership decreased $10,086, from $10,200 to $114 for the three months ended September 30, 1998 and 1999, respectively. Revenues of the Partnership decreased $23,997, from $28,902 to $4,905 for the nine months ended September 30, 1998 and 1999, respectively. These decreases were due primarily to a decrease in the international and domestic sales of "The Story Lady" and "The Little Kidnappers". Revenue for "The Little Kidnappers" increased $22 and decreased $3,814 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods of 1998. Revenue for "The Story Lady" decreased $10,200 and $20,408 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods of 1998

Filmed entertainment costs increased $111, from $0 to $111 for the three months ended September 30, 1998 and 1999, respectively. Filmed entertainment costs decreased $5,008, from $7,556 to $2,548 for the nine months ended September 30, 1998 and 1999, respectively. This decrease was the result of decreased film revenues as discussed above. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $3,957, from $3,957 to $0 for the three months ended September 30, 1998 and 1999, respectively. Distribution fees and expenses decreased $81,713, from $81,736 to $23 for the nine months ended September 30, 1998 and 1999, respectively. The decrease for the three month period ended September 1999 and 1998 is due primarily to the decrease in distribution and royalty fees. The decrease for the nine month period ended September 1999 and 1998 resulted primarily from the payment of royalties in 1998 of approximately $47,000 and $30,000 to artisan guilds for revenue received from inception to date for the films "Curacao" and "The Little Kidnappers," respectively. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $1,629, from $7,343 to $5,714 for the three months ended September 30, 1998 and 1999, respectively. Operating, general and administrative expenses decreased $4,161, from $25,153 to $20,992 for the nine months ended September 30, 1998 and 1999, respectively. This decrease was due primarily to a decrease in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by the General Partner and its affiliates during the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This decrease in direct costs allocable to the Partnership's operations resulted mainly from the decrease in General Partner personnel expenses and the decrease in direct time spent by the affiliates of the General Partner on the accounting and legal functions of the Partnership.

Interest income increased $311, from $1,016 to $1,327 for the three months ended September 30, 1998 and 1999, respectively. Interest income decreased $6,518, from $8,820 to $2,302 for the nine months ended September 30, 1998 and 1999, respectively. The increase in interest income was the result of higher average levels of invested cash balances existing during the three month period ended September 30, 1999 as compared to the same period in 1998. This decrease in interest income was the result of lower average levels of invested cash balances existing during the nine month period ended September 30, 1999 as compared to the same period in 1998.

Limited partners' net income (loss) per partnership unit changed $(.27), from $.02 to $(.25) for the three months ended September 30, 1998 and 1999, respectively. Limited partners' net loss per partnership unit changed $4.77, from $(5.96) to $(1.19) for the nine months ended September 30, 1998 and 1999 respectively. This change was due to the results of operations as discussed above.

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

                            JONES PROGRAMMING PARTNERS 1-A, LTD.
                            BY: JONES ENTERTAINMENT GROUP, LTD.
                                General Partner

                            By: /s/ Thomas B. Anema
                                -----------------------------------------
                                Thomas B. Anema
                                Vice President/Finance and Treasurer
                                (Principal Financial Officer)

Dated:  November 15, 1999