Form 10-K405
period 1999-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2000-03-30
CIK 873800

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      ______ to ______

Commission file number:    0-19075


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
             (Exact name of registrant as specified in its charter)


         COLORADO                                        84-1088820
(State of Organization)                        (IRS Employer Identification No.)


9697 E. MINERAL AVENUE, ENGLEWOOD, COLORADO 80112             (303) 792-3111
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---

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


                                     PART I.

                                ITEM 1. BUSINESS

     Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd., a Colorado corporation engaged in the development, production, acquisition and distribution of its original entertainment programming, is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming. The Partnership generates revenues from the licensing of its programming. All the Partnerships films are subject to a variety of license agreements for various markets. Some of these agreements will last beyond the year 2000. The General Partner charges the Partnership for direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in ITEM 8, FINANCIAL STATEMENTS, NOTE 4. As of December 31, 1999, the Partnership had three programming projects: "The Little Kidnappers," "The Story Lady" and "Curacao." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and/or sale of its existing programming projects. Following is a description of the Partnership's programming projects.

THE LITTLE KIDNAPPERS

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length made-for-television film entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. In March 1999, the Partnership fully amortized its net investment in this film. From inception to December 31, 1999, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film's production. As of December 31, 1999, the Partnership had outstanding receivables from the film's distributors and licensees totaling $156. These amounts were received by the Partnership in February 2000.

THE STORY LADY

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBC") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for world-wide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully amortized its net investment in this film. From inception to December 31, 1999, the Partnership has recognized approximately $2,299,000 of revenue from this film. In December 1999, the Partnership wrote off the outstanding receivable of $26,129 from NBC Productions because it did not anticipate payment, as explained below.

     The Partnership has an agreement with NBC Productions, Inc. ("NBCP") to distribute "The Story Lady" in foreign markets. Under this agreement, the Partnership paid $1,000,000 for all the distribution rights to "The Story Lady" except for NBC network exhibition and certain other rights. The Partnership licensed back the foreign rights to NBCP for an eight year term (which expired at the end of 1999 and has been extended) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television, and non-theatrical.

     The Partnership and NBCP revenues are pooled and are to be paid to the parties until each receives its original investment plus interest (the "unrecouped amount"). The Partnership is fully recouped. In September 1999, NBCP first claimed that it had mistakenly not taken the full amount of its distribution fees, and was entitled to an additional approximately $200,000. The Partnership does not believe that NBCP is entitled to the distribution fees that it claims.

     At yearend, NBCP reported that it has not recouped approximately $475,000 of its original investment, plus interest. NBCP is entitled to recover its unrecouped amount under the agreement, which makes it unlikely that the Partnership will receive any income from this film in the near future, or at all. The Partnership has also received approximately $175,000 from distributors, which was not applied to NBCP's unrecouped amount. If so applied, NBCP's unrecouped amount would be lower accordingly. At yearend, the Partnership has reported this amount as an accrued liability, but believes a basis exists to deny some or all of such liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

CURACAO

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. From inception to December 31, 1999, the Partnership has recognized approximately $4,036,000 of revenue from this film, which included the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production. As of December 31, 1999, the Partnership had outstanding net receivables of $3,472. These amounts were received by the Partnership in February 2000.

     During the fourth quarter of 1999, the General Partner reassessed the anticipated total gross revenue remaining from the distribution of "Curacao" in available international and domestic television markets. Based on revised estimated television sales projections, a reduction was made to the Partnership's estimate of total gross revenue to be recognized from the future distribution of the film. Accordingly, based on the reduced revenue projections for the film, a determination was made by the General Partner that the Partnership's net investment in "Curacao" of $58,946 exceeded the film's estimated net realizable value. As a result, the Partnership fully wrote-down the production cost of the film.

GENERAL MATTERS

     The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. See further discussion of the Partnership's distribution efforts concerning these films in
ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. None of the Partnership's films are presently generating any significant revenue. There is no assurance that the Partnership will be successful in obtaining a buyer or buyers for the assets of the Partnership or that the terms or conditions of any sale will be favorable to the Partnership. Many of the factors set forth below which affect the distribution of the films will also affect the salability of the films themselves. If efforts to sell the Partnership's assets are not successful, the Partnership will continue to seek distribution for its films.

     The Partnership has encountered and will continue to encounter intense competition in connection with its attempts to distribute its programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. In most cases, potential customers of the Partnership's programming also produce their own competitive programs. In recent years, the number of television production companies and the volume of programming being distributed have increased, thereby intensifying this competition. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership has and will encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments.

     The Partnership's films have been distributed in a number of markets. It is not known whether the Partnership can successfully exploit any of its films in these or other markets in the future. Any distribution revenues from the Partnership's programming will rely heavily on the existence and size of remaining distribution markets and media, if any, that have not been exploited by the Partnership in its previous distribution efforts in the domestic and international theatrical, home video, television, and ancillary markets. There can be no assurance that the distribution efforts made by the Partnership, the General Partner or unaffiliated parties on behalf of the Partnership for its programming will be successful.

                               ITEM 2. PROPERTIES

     See ITEM 1.

                            ITEM 3. LEGAL PROCEEDINGS

     None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 15, 2000, the number of equity security holders in the Partnership was 727.

                         ITEM 6. SELECTED FINANCIAL DATA


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                             1995            1996            1997          1998            1999
                                          -----------      ---------      ---------      ---------      ---------
Gross revenues                            $   699,023      $ 211,669      $ 222,714      $ 195,717      $   9,077
Costs of filmed entertainment                 250,173        107,418         93,983         11,546          6,027
Distribution fees and expenses                113,877         58,229         98,471        196,695        119,104
Loss from write-down of
  film production cost                        244,164        656,744             --             --         58,946
Operating, general and administrative
  expenses                                     39,454         62,499         94,162        115,247         61,810
Operating income (loss)                        51,355       (673,221)       (63,902)      (127,771)      (236,810)
Net income (loss)                              80,758       (654,916)       (54,372)      (117,496)      (237,119)
Net income (loss) per limited
  partnership unit                               6.27         (50.88)         (4.22)         (9.13)        (18.42)
Weighted average number of limited
  partnership units outstanding                12,743         12,743         12,743         12,743         12,743
General partner's deficit                     (36,299)       (49,284)       (49,828)       (52,612)       (54,983)
Limited partners' capital                   1,802,941        517,422        463,594        187,985        (46,763)
Total assets                                1,933,539        657,221        442,164        265,317         90,254
General partner advances                      (10,728)        15,600          8,303         11,045         10,273


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

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Revenues of the Partnership decreased $186,640, from $195,717 in 1998 to $9,077 in 1999. This decrease was due primarily to a decrease in domestic and international sales of "The Little Kidnappers" and "The Story Lady," which were $12,354 and $183,324, respectively, for 1998 as compared to $4,455 and $919, respectively, in 1999. International sales of "Curacao" increased $3,664, from $39 in 1998 to $3,703 in 1999.

Filmed entertainment costs decreased $5,519, from $11,546 in 1998 to $6,027 in 1999. This decrease resulted primarily from the decrease in Partnership revenues and the full amortization in March 1999 of the "Little Kidnappers". Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated gross revenues.

Distribution fees and expenses decreased $77,591, from $196,695 in 1998 to $119,104 in 1999. This decrease was due primarily to royalties that became due to artisan guilds in 1998 related to "Story Lady" and the decrease in revenues received from the three films. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Loss on write-down of film production of $58,946 in 1999, was the result of a full write-down of the Partnership's net investment in "Curacao", as of December 31, 1999. No such write-down was taken in 1998. As of December 31, 1999, the Partnership had expensed all costs related to the production of films.

Operating, general and administrative expenses decreased $53,437, from $115,247 in 1998 to $61,810 in 1999. This decrease was due primarily to an allowance of $80,300 made during 1998 related to the potential uncollectibility of an outstanding international income receivable.

Interest income decreased $6,198, from $9,535 in 1998 to $3,337 in 1999. This decrease in interest income was the result of lower average levels of invested cash balances existing during 1999 as compared to 1998.

Limited Partners' net income per partnership unit changed $(9.29), from $(9.13) in 1998 to $(18.42) in 1999. This change was due to the results of operations as discussed above.

1998 COMPARED TO 1997

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

Limited Partners' net income per partnership unit changed $(4.91), from $(4.22) in 1997 to $(9.13) in 1998. This change was due to the results of operations as discussed above.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $87,000 in cash as of December 31, 1999. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films. The Partnership had outstanding net receivable from unaffiliated distributors totaling approximately $3,600 as of December 31, 1999. The international net receivable of approximately $150 was received in February 2000. The approximately $3,500 of domestic income receivable was received in February 2000.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of any future distributions.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner believes that proceeds from future sales and distributions of the Partnership films will equal or exceed the current liability, although there can be no assurance to that effect in the absence of any actual sales transaction. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets.

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but will initiate sales efforts in 2000. The projects may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming, after payment of outstanding obligations, will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended and the Partnership is able to reach a satisfactory resolution with respect to contingent claims by NBCP. However, there can be no assurance that such a resolution can be achieved. During 1999, the cash flow from operating activities continued to decrease from prior periods. The General Partner does not anticipate cash flow from the films to increase significantly in the future.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

     The Partnership does not hold any financial instruments which present significant interest or market risk.

                          ITEM 8. FINANCIAL STATEMENTS

                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1999

                                      INDEX

                                                     PAGE
                                                     ----
Report of Independent Public Accountants               9

Statements of Financial Position                      10

Statements of Operations                              11

Statements of Partners' Capital (Deficit)             12

Statements of Cash Flows                              13

Notes to Financial Statements                         14


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1998 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.



                                       ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 17, 2000

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL POSITION

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                           1998              1999
                                                                        -----------      -----------
                    ASSETS

CASH AND CASH EQUIVALENTS (Note 2)                                      $    90,672      $    86,626

RECEIVABLES:
  International income receivable, net of allowance for
    doubtful accounts of $80,300 and $0 as of
    December 31, 1998 and 1999, respectively  (Note 5)                       25,275              156
  Domestic income receivable                                                 81,122            3,472

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,822,233 and $8,887,206
    as of December 31, 1998 and 1999, respectively (Notes 2 and 5)           64,973               --

OTHER ASSETS                                                                  3,275               --
                                                                        -----------      -----------
                  Total assets                                          $   265,317      $    90,254
                                                                        ===========      ===========


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accounts payable to affiliates                                        $    11,045      $    10,273
  Accrued liabilities                                                       118,899          181,727
                                                                        -----------      -----------
                  Total liabilities                                         129,944          192,000
                                                                        -----------      -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                       1,000            1,000
    Distributions                                                           (42,440)         (42,440)
    Accumulated deficit                                                     (11,172)         (13,543)
                                                                        -----------      -----------
                  Total general partner's deficit                           (52,612)         (54,983)
                                                                        -----------      -----------

  Limited partners -
    Contributed capital
      (12,743 units outstanding as of December 31, 1998 and 1999)         5,459,327        5,459,327
    Distributions                                                        (4,201,502)      (4,201,502)
    Accumulated deficit                                                  (1,069,840)      (1,304,588)
                                                                        -----------      -----------
                  Total limited partners' capital (deficit)                 187,985          (46,763)
                                                                        -----------      -----------
                  Total partners' capital (deficit)                         135,373         (101,746)
                                                                        -----------      -----------
                  Total liabilities and partners' capital (deficit)     $   265,317      $    90,254
                                                                        ===========      ===========


              The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1997           1998           1999
                                                       ---------      ---------      ---------
REVENUES (Notes 2 and 5)                               $ 222,714      $ 195,717      $   9,077

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)           93,983         11,546          6,027
  Distribution fees and expenses (Note 2)                 98,471        196,695        119,104
  Loss from write-down of film production cost
    (Notes 2 and 5)                                           --             --         58,946
  Operating, general and administrative
    expenses (Note 4)                                     94,162        115,247         61,810
                                                       ---------      ---------      ---------
         Total costs and expenses                        286,616        323,488        245,887
                                                       ---------      ---------      ---------
OPERATING LOSS                                           (63,902)      (127,771)      (236,810)
                                                       ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest income                                         10,427          9,535          3,337
  Other income (expense), net                               (897)           740         (3,646)
                                                       ---------      ---------      ---------
         Total other income (expense), net                 9,530         10,275           (309)
                                                       ---------      ---------      ---------
NET LOSS                                               $ (54,372)     $(117,496)     $(237,119)
                                                       =========      =========      =========
ALLOCATION OF NET LOSS:
  General partner                                      $    (544)     $  (1,175)     $  (2,371)
                                                       =========      =========      =========

  Limited partners                                     $ (53,828)     $(116,321)     $(234,748)
                                                       =========      =========      =========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $   (4.22)     $   (9.13)     $  (18.42)
                                                       =========      =========      =========
WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                               12,743         12,743         12,743
                                                       =========      =========      =========


              The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1997           1998           1999
                                      ---------      ---------      ---------
GENERAL PARTNER:
  Balance, beginning of year          $ (49,284)     $ (49,828)     $ (52,612)
  Distributions                              --         (1,609)            --
  Net loss                                 (544)        (1,175)        (2,371)
                                      ---------      ---------      ---------

  Balance, end of year                $ (49,828)     $ (52,612)     $ (54,983)
                                      =========      =========      =========

LIMITED PARTNERS:
  Balance, beginning of year          $ 517,422      $ 463,594      $ 187,985
  Distributions                              --       (159,288)            --
  Net loss                              (53,828)      (116,321)      (234,748)
                                      ---------      ---------      ---------

  Balance, end of year                $ 463,594      $ 187,985      $ (46,763)
                                      =========      =========      =========

TOTAL PARTNERS' CAPITAL (DEFICIT)     $ 413,766      $ 135,373      $(101,746)
                                      =========      =========      =========


              The accompanying notes to these financial statements are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      1997           1998            1999
                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $ (54,372)     $(117,496)     $(237,119)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Amortization of filmed entertainment costs                     93,983         11,546          6,027
        Loss from write-down of film production cost                       --             --         58,946
        Decrease in international income net receivable                19,074         97,253         25,119
        Decrease (increase) in domestic income receivable              72,573        (76,122)        77,650
        Decrease (increase) in other assets                            (2,183)            --          3,275
        Net change in amounts due to/from affiliates                   (7,297)         2,742           (772)
        Increase in accrued liabilities                                 7,509         98,804         62,828
                                                                    ---------      ---------      ---------
            Net cash provided by (used in) operating activities       129,287         16,727         (4,046)
                                                                    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                        (160,897)      (160,897)            --
                                                                    ---------      ---------      ---------
            Net cash used in financing activities                    (160,897)      (160,897)            --
                                                                    ---------      ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (31,610)      (144,170)        (4,046)

CASH AND CASH EQUIVALENTS, beginning of year                          266,452        234,842         90,672
                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                              $ 234,842      $  90,672      $  86,626
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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS - The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

     FILM REVENUE RECOGNITION - The Partnership recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"). Revenues from domestic and international licensing of programming, which may include the receipt of non-refundable guaranteed amounts, are recognized when such amounts are known, the film is available for exhibition or telecast, and when certain other SFAS No. 53 criteria are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above criteria are met.

     INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION - Investment in and advances for film production consists of advances to production entities for story rights, production costs, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included in investment in film production. Film production costs are amortized based upon the individual-film-forecast method. As the Partnership nears completion of the second cycle of distribution for its programming, it has recovered its remaining investment in its programming, with consideration to amortization and write-down. The Partnership will continue to relicense its programming to distributors in remaining unexploited markets and media, if any, or by selling its remaining interests in its film projects. Estimated losses have been provided for in full when determined by the General Partner. Repayment of production advances will be applied to reduce advances outstanding.

     DISTRIBUTION COSTS - Distribution fees and expenses incurred in connection with domestic and international film distribution are recorded at the time that the related licensing fees are recognized as revenue by the Partnership. Similarly, the Partnership expenses film advertising costs related to distribution when the advertising takes place.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(3)  PARTNERS' CAPITAL (DEFICIT)

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

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

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $35,028, $0, and $0 to the Partnership for the years ended December 31, 1997, 1998, and 1999, respectively.

     The Partnership reimburses the General Partner for providing certain administrative services to the Partnership. These services, which consist primarily of accounting services, are allocated to the Partnership at cost, which includes salaries, related benefits, and overhead. Allocations for services are generally based on actual time spent by affiliated associates with respect to the Partnership. The General Partner and its affiliates charged the Partnership $20,443, $15,442 and $10,856 for these services for the years ended December 31, 1997, 1998 and 1999, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership has invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to December 31, 1999, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. As of December 31, 1999, the Partnership had outstanding receivables from the film's international distributors and licensees totaling $156. The Partnership received payment in February 2000.

     In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to December 31, 1999, the Partnership has recognized approximately $2,299,000 of revenue from this film. In December 1999, the Partnership wrote off the outstanding receivable of $26,129. This write off is reflected in operating, general and administrative expenses in the accompanying statement of position.

     In December 1995, the Partnership fully amortized its net investment in this film.

     At yearend, NBCP reported that it has not recouped approximately $475,000 of its original investment, plus interest. NBCP is entitled to recover its unrecouped amount under the agreement, which makes it unlikely that the Partnership will receive any income from this film in the near future, or at all. The Partnership has also received approximately $175,000 from distributors, which was not applied to NBCP's unrecouped amount. If so applied, NBCP's unrecouped amount would be lower accordingly. At yearend, the Partnership has reported this amount as an accrued liability, but believes a basis exists to deny some or all of such liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 1999, the Partnership has recognized approximately $4,036,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production. As of December 31, 1999, the Partnership had outstanding receivables from the film's distributors and licensees totaling $3,472. These amounts were received by the Partnership in February 2000.

     During the fourth quarter 1999, the General Partner reassessed the anticipated gross revenue remaining from the distribution of "Curacao" based on revised estimated television sales projections and actual results of the film's distribution in comparison to the film's prior projections. A determination was made by the General Partner that the Partnership's net investment in "Curacao" exceeded the film's estimated net realizable value as of December 31, 1999, resulting in a write down of $58,946.

     These revenue projections were estimated by the General Partner based on the film's prior distribution history, the remaining international and domestic territories available to the film for future television distribution and the General Partner's previous distribution experience with other films.

     In December 1999, after consideration of amortization and write-downs, the Partnership fully amortized its net investment in this film.

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

     The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with: 1) the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes; and 2) the allowance for doubtful accounts which is not yet deductible for tax purposes. Film production cost recognized under generally accepted accounting principles exceeded (was less than) the amount of expense recognized for tax purposes by approximately $178,000, $91,300 and ($472,400) for the years ended December 31, 1997, 1998 and 1999, respectively.

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

NAME                             AGE             POSITIONS WITH THE GENERAL PARTNER
Glenn R. Jones                  70               Chairman of the Board, Chief Executive
                                                 Officer and President
Heather O'Mara                  33               Executive Vice President
Thom Anema                      36               Vice President/Finance & Treasurer and
                                                 Chief Accounting Officer
Wilfred N. Cooper, Sr.          69               Director
J. Rodney Dyer                  64               Director


     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. He is also an officer and director for a number of subsidiaries of Jones International Networks. For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

     Ms. Heather O'Mara is the Executive Vice President of the General Partner. Ms. O'Mara has more than 13 years of experience in new technologies and entertainment and has filled various roles for the Jones companies since June 1996. Ms. O'Mara holds a Bachelor of Science in Accounting and International Business from New York University. A Certified Public Accountant, Ms. O'Mara is a member of both the American and the New York societies of Certified Public Accountants.

     Mr. Thom Anema is the Vice President of Finance and the Treasurer and Chief Accounting Officer of the General Partner. Mr. Anema has over ten years of experience in the telecommunications industry and has filled various roles for Jones companies since November 1988. Prior to joining Jones, Mr. Anema practiced public accounting with Touche Ross and Company. Mr. Anema holds a Bachelor of Science in Accounting from Calvin College.

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

     Mr. J. Rodney Dyer became a director of the General Partner in December 1994. Mr. Dyer has been the President of Total Creative, Inc. since its formation in 1967. Rod Dyer Group, Inc. specializes in advertising, marketing and promotion.

                         ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no employees; however, various personnel are required to operate its business. Such personnel are employed by the General Partner or an affiliate of the General Partner and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item. See
ITEM 13.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     As of March 7, 2000, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 1999. Mr. Borbe's address is 218 Main Street, Suite 216, Kirkland, Washington 98033. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties. During 1999, in aggregate, transactions of this nature totaled less than $60,000.

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


                                       JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                       a Colorado limited partnership
                                       By Jones Entertainment Group, Ltd.,
                                          its General Partner


                                       By: /s/ Glenn R. Jones
                                           ----------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board, Chief
Dated: March 23, 2000                      Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       By: /s/ Glenn R. Jones
                                           ----------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board, Chief
                                           Executive Officer and President
Dated: March 23, 2000                      (Principal Executive Officer)


                                       By: /s/ Thom Anema
                                           ----------------------------------
                                           Thom Anema
                                           Vice President/Finance & Treasurer
Dated: March 23, 2000                      Chief Accounting Officer


                                       By: /s/ Wilfred N. Cooper, Sr.
                                           ----------------------------------
                                           Wilfred N. Cooper, Sr.
Dated: March 23, 2000                      Director


                                       By: /s/ J. Rodney Dyer
                                           ----------------------------------
                                           J. Rodney Dyer
Dated: March 23, 2000                      Director




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

                                       JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                       a Colorado limited partnership
                                       By Jones Entertainment Group, Ltd.,
                                          its General Partner


                                        By:
                                           ----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board, Chief
Dated: March 23, 2000                       Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        By:
                                           ----------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board, Chief
                                           Executive Officer and President
Dated: March 23, 2000                      (Principal Executive Officer)


                                        By:
                                           ----------------------------------
                                           Thom Anema
                                           Vice President/Finance and Treasurer
Dated: March 23, 2000                      Chief Accounting Officer


                                        By:
                                           ----------------------------------
                                           Wilfred N. Cooper, Sr.
Dated: March 23, 2000                      Director


                                        By:
                                           ----------------------------------
                                           J. Rodney Dyer
Dated: March 23, 2000                      Director