Form 10-Q
period 2000-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2000-05-12
CIK 873800

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ________

Commission File Number: 0-19075


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      -------------------------------------
               (Exact name of registrant as specified in charter)

       Colorado                                                                84-1088820
       --------                                                                ----------
(State of organization)                                            (I.R.S. Employer Identification No.)

9697 E. Mineral Avenue, Englewood, Colorado  80112                           (303) 792-3111
--------------------------------------------------                           --------------
(Address of principal executive office and Zip Code)          (Registrant's telephone no, including area code)

        Securities registered pursuant to Section 12(b) of the Act:   None
        Securities registered pursuant to Section 12(g) of the Act:
                       Limited Partnership Interest

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                      No
              ------                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                                    ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 1999 and March 31, 2000                                      3

                  Unaudited Statements of Operations
                     Three Months Ended March 31, 1999 and 2000                                4

                  Unaudited Statements of Cash Flows
                     Three Months Ended March 31, 1999 and 2000                                5

                  Notes to Unaudited Financial Statements
                     March 31, 2000                                                          6-7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                           8-9

PART II.  OTHER INFORMATION                                                                   10


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                    December 31,         March 31,
                                                                                        1999                2000
                                                                                    ------------        -----------
                                     ASSETS

CASH AND CASH EQUIVALENTS                                                       $       86,626       $       105,819

RECEIVABLES:
   Foreign income receivable                                                               156                  -
   Domestic income receivable                                                            3,472                  -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
   net of accumulated amortization of $8,887,206 and $8,887,206
   as of December 31, 1999 and March 31, 2000, respectively                               -                     -
                                                                                 -------------        --------------

                  Total assets                                                  $       90,254       $       105,819
                                                                                 =============        ==============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable to affiliates                                               $       10,273       $        42,608
   Accrued liabilities                                                                 181,727               177,721
                                                                                --------------       ---------------

                  Total liabilities                                                    192,000               220,329
                                                                                --------------       ---------------

PARTNERS' CAPITAL (DEFICIT):
   General partner -
     Contributed capital                                                                 1,000                 1,000
     Distributions                                                                     (42,440)              (42,440)
     Accumulated deficit                                                               (13,543)              (13,671)
                                                                                --------------       ----------------

                  Total general partner's deficit                                      (54,983)              (55,111)
                                                                                --------------       ----------------

   Limited partners -
     Contributed capital, net of offering costs
       (12,743 units outstanding as of December 31, 1999
         and March 31, 2000)                                                         5,459,327             5,459,327
     Distributions                                                                  (4,201,502)           (4,201,502)
     Accumulated deficit                                                            (1,304,588)           (1,317,224)
                                                                                --------------       ----------------
                  Total limited partners' deficit                                      (46,763)              (59,399)
                                                                                --------------       ----------------
                  Total partners' capital (deficit)                                   (101,746)             (114,510)
                                                                                --------------       ----------------
                  Total liabilities and partners' capital (deficit)             $       90,254       $       105,819
                                                                                 =============        ==============

     The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITIED STATEMENTS OF OPERATIONS

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                      -------------------------------
                                                                           1999                 2000
                                                                      ----------           ----------
GROSS REVENUES                                                        $    4,278            $       -

COSTS AND EXPENSES:
   Costs of filmed entertainment                                           2,305                    -
   Distribution fees and expenses                                             23                    -
   Operating, general and administrative expenses                          5,709               13,907
                                                                      ----------           ----------

                  Total costs and expenses                                 8,037               13,907
                                                                      ----------           ----------

OPERATING LOSS                                                            (3,759)             (13,907)
                                                                      ----------           ----------

OTHER INCOME (EXPENSE):
   Interest income                                                           321                1,143
   Other income (expense), net                                               (20)                   -
                                                                      ----------           ----------

                  Total other income, net                                    301                1,143
                                                                      ----------           ----------

NET LOSS                                                              $   (3,458)          $  (12,764)
                                                                      ==========           ==========

ALLOCATION OF NET LOSS:
   General Partner                                                    $      (35)          $     (128)
                                                                      ==========           ==========

   Limited Partners                                                   $   (3,423)          $  (12,636)
                                                                      ==========           ==========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                                   $     (.27)          $     (.99)
                                                                      ==========           ==========

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
   OUTSTANDING                                                            12,743               12,743
                                                                      ==========           ==========




            The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                ------------------------------------
                                                                                        1999                 2000
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $       (3,458)      $       (12,764)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Amortization of filmed entertainment costs                                        2,305                  -
       Net change in assets and liabilities:
         Decrease in foreign income receivable                                             378                   156
         Decrease in domestic income receivable                                         33,622                 3,472
         Net change in amounts due to affiliates                                        (2,908)               32,335
         Decrease in accrued liabilities                                               (11,413)               (4,006)
         Decrease in unearned revenue                                                   (3,889)                   -
                                                                                ---------------      ---------------

         Net cash provided by operating activities                                      14,637                19,193
                                                                                --------------       ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   14,637                19,193

CASH AND CASH EQUIVALENTS, beginning of period                                          90,672                86,626
                                                                                --------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                        $      105,309       $       105,819
                                                                                 =============        ==============



       The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1999 and March 31, 2000 and its results of operations and its cash flows for the three month periods ended March 31, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $3,026 and $4,681, to the Partnership for the three month periods ended March 31, 1999 and 2000, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to March 31, 2000, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production.

     In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to March 31, 2000, the Partnership has recognized approximately $2,299,000 of revenue from this film.

     The Partnership has an agreement with NBCP to distribute "The Story Lady" in foreign markets. Under this agreement, the Partnership paid $1,000,000 for all the distribution rights to "The Story Lady" except for NBC network exhibition and certain other rights. The Partnership licensed back the foreign rights to NBCP for an eight year term (which expired at the end of 1999 and has been extended) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television, and non-theatrical.

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

     As of December 31, 1999, NBCP reported that it has not recouped approximately $475,000 of its original investment, plus interest. NBCP is entitled to recover its unrecouped amount under the agreement, which makes it unlikely that the Partnership will receive any income from this film in the near future, or at all. The Partnership has also received approximately $175,000 from distributors, which was not applied to NBCP's unrecouped amount. If so applied, NBCP's unrecouped amount would lower accordingly. As of March 31, 2000, the Partnership has reported this amount as an accrued liability, but believes a basis exists to deny some or all of such liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

     In December 1995, the Partnership fully amortized its net investment in this film.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to March 31, 2000, the Partnership has recognized approximately $4,036,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

     In December 1999, after consideration of amortization and write-downs, the Partnership fully amortized its net investment in this film.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $106,000 in cash as of March 31, 2000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of any future distributions.

The General Partner, on behalf of the Partnership, is currently considering the sale of the Partnership's interests in its programming projects. If the General Partner or one of its affiliates exercises its right to purchase the Partnership's interests in a programming project, however, the sales price for such a transaction will be at least equal to the average of three independent appraisals of the programming project's fair market value. The General Partner believes that proceeds from future sales and distributions of the Partnership films will equal or exceed the current liability, although there can be no assurance to that effect in the absence of any actual sales transactions. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase such assets.

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

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its operations and to meet its obligations so long as quarterly distributions are suspended and the Partnership is able to reach a satisfactory resolution with respect to contingent claims by NBCP. However, there can be no assurance that such resolution can be achieved. The General Partner does not anticipate cash flow from the films to increase significantly in the future.

                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $4,278, from $4,278 to $0 for the three months ended March 31, 1999 and 2000, respectively. This decrease was due primarily to a decrease in the revenue received for sales of "The Little Kidnappers".

Filmed entertainment costs decreased $2,305, from $2,305 to $0 for the three months ended March 31, 1999 and 2000, respectively. This decrease was the result of decreased film revenues as discussed above. In addition, this decrease was the result of the full amortization of the capitalized production costs relating to "The Little Kidnappers" in March 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses decreased $23, from $23 to $0 for the three months ended March 31, 1999 and 2000, respectively. This decrease was also the result of decreased film revenues as discussed above. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $8,201, from $5,706 to $13,907 for the three months ended March 31, 1999 and 2000, respectively. This increase was due to an increase in legal expenses related to the potential sale or sales of the Partnership's assets during the three months ended March 31, 2000. This increase was also due to an increase in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by affiliates of the General Partner during the three months ended March 31, 2000 as compared to the same period in 1999. This increase in direct costs allocable to the Partnership's operations resulted mainly from the increase in direct time spent by the affiliates of the General Partner on the accounting function of the Partnership.

Interest income increased $822, from $321 to $1,143 for the three months ended March 31, 1999 and 2000, respectively. This increase in interest income was the result of above average levels of invested cash balances existing during the first three months of 1999 as compared to the same period in 2000.

Limited Partners' net loss per partnership unit changed $(.72), from $(.27) to $(.99) for the three months ended March 31, 1999 and 2000, respectively. This change was due to the result of the operations as discussed above.

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

                                    JONES PROGRAMMING PARTNERS 1-A, LTD.
                                    BY:   JONES ENTERTAINMENT GROUP, LTD.
                                          General Partner

                                    By:    /s/ Thom Anema
                                           ----------------------------
                                           Thom Anema
                                           Vice President/Finance and Treasurer
                                           (Principal Financial Officer)

Dated:  May 15, 2000