Form 10-Q
period 2000-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2000-08-14
CIK 873800

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


Commission File Number: 0-19075


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)


       Colorado                                        84-1088820
       --------                                        ----------
(State of organization)                     (I.R.S. Employer Identification No.)


               9697 E. Mineral Avenue, Englewood, Colorado 80112
              ----------------------------------------------------
              (Address of principal executive office and Zip Code)


                                 (303) 792-3111
                ------------------------------------------------
                (Registrant's telephone no, including area code)

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

   Yes X                                                  No
      ---                                                     ---

                      JONES PROGRAMMING PARTNERS 1-A, LTD.


                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 1999 and June 30, 2000                        3

                  Unaudited Statements of Operations
                     Three and Six Months Ended June 30, 1999 and 2000          4

                  Unaudited Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 2000                    5

                  Notes to Unaudited Financial Statements
                     June 30, 2000                                            6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8-9


PART II.  OTHER INFORMATION                                                    10


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                            December 31,          June 30,
                                                                               1999                 2000
                                                                            -----------          -----------
                                     ASSETS
CASH AND CASH EQUIVALENTS                                                   $    86,626          $   134,082

RECEIVABLES:
   Foreign income receivable                                                        156                   --
   Domestic income receivable                                                     3,472                   --

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
   net of accumulated amortization of $8,887,206 and $8,887,206
   as of December 31, 1999 and June 30, 2000, respectively (Note 3)                  --                   --
                                                                            -----------          -----------
                  Total assets                                              $    90,254          $   134,082
                                                                            ===========          ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable to affiliates                                           $    10,273          $    57,162
   Accrued liabilities                                                          181,727              177,871
                                                                            -----------          -----------
                  Total liabilities                                             192,000              235,033
                                                                            -----------          -----------
PARTNERS' CAPITAL (DEFICIT):
   General partner -
     Contributed capital                                                          1,000                1,000
     Distributions                                                              (42,440)             (42,440)
     Accumulated deficit                                                        (13,543)             (13,535)
                                                                            -----------          -----------
                  Total general partner's deficit                               (54,983)             (54,975)
                                                                            -----------          -----------
   Limited partners -
     Contributed capital, net of offering costs
       (12,743 units outstanding as of December 31, 1999
         and June 30, 2000)                                                   5,459,327            5,459,327
     Distributions                                                           (4,201,502)          (4,201,502)
     Accumulated deficit                                                     (1,304,588)          (1,303,801)
                                                                            -----------          -----------
                  Total limited partners' deficit                               (46,763)             (45,976)
                                                                            -----------          -----------
                  Total partners' capital (deficit)                            (101,746)            (100,951)
                                                                            -----------          -----------
                  Total liabilities and partners' capital (deficit)         $    90,254          $   134,082
                                                                            ===========          ===========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITIED STATEMENTS OF OPERATIONS


                                                           For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30,
                                                         -------------------------         --------------------------
                                                           1999             2000             1999              2000
                                                         --------          -------         --------          --------
GROSS REVENUES                                           $    515          $26,804         $  4,791          $ 26,804

COSTS AND EXPENSES:
  Costs of filmed entertainment                               133               --            2,437                --
  Distribution fees and expenses                               --               41               23                41
  Operating, general and administrative expenses            9,570           14,660           15,278            28,567
                                                         --------          -------         --------          --------
     Total costs and expenses                               9,703           14,701           17,738            28,608
                                                         --------          -------         --------          --------

OPERATING INCOME (LOSS)                                    (9,188)          12,103          (12,947)           (1,804)
                                                         --------          -------         --------          --------
OTHER INCOME (EXPENSE):
  Interest income                                             654            1,456              975             2,599
  Other expense, net                                          (57)              --              (77)               --
                                                         --------          -------         --------          --------
     Other income, net                                        597            1,456              898             2,599
                                                         --------          -------         --------          --------
NET INCOME (LOSS)                                        $ (8,591)         $13,559         $(12,049)         $    795
                                                         ========          =======         ========          ========
ALLOCATION OF NET INCOME (LOSS):
  General partner                                        $    (86)         $   136         $   (120)         $      8
                                                         ========          =======         ========          ========
  Limited partners                                       $ (8,505)         $13,423         $(11,929)         $    787
                                                         ========          =======         ========          ========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $   (.66)         $  1.05         $   (.94)         $    .06
                                                         ========          =======         ========          ========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                              12,743           12,743           12,743            12,743
                                                         ========          =======         ========          ========

         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months
                                                                         Ended June 30,
                                                                 ----------------------------
                                                                   1999               2000
                                                                 ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (12,049)         $     795
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                     2,437                 --
      Net change in assets and liabilities:
        Decrease in domestic income receivable                      10,275              3,472
        Decrease in foreign income receivable                       56,283                156
        Increase in accounts payable trade                          55,758                 --
        Net change in amounts due to affiliates                     50,999             46,889
        Decrease in accrued liabilities                           (111,710)            (3,856)
        Decrease in unearned revenue                                (3,889)                --
                                                                 ---------          ---------
         Net cash provided by operating activities                  48,104             47,456
                                                                 ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                               48,104             47,456

CASH AND CASH EQUIVALENTS, beginning of period                      90,672             86,626
                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                         $ 138,776          $ 134,082
                                                                 =========          =========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1999 and June 30, 2000, its results of operations for the three and six month periods ended June 30, 1999 and 2000, and its cash flows for the six month periods ended June 30, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $1,922 and $1,676, to the Partnership for the three month periods ended June 30, 1999 and 2000, respectively. For the six month periods ended June 30, 1999 and 2000, $4,948 and $6,357, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to June 30, 2000, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production.

     In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to June 30, 2000, the Partnership has recognized approximately $2,299,000 of revenue from this film.

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

     The Partnership and NBCP revenues are pooled and are to be paid to the parties until each receives its original investment plus interest (the "unrecouped amount"). The Partnership is fully recouped. In September 1999, NBCP first claimed that it had mistakenly not taken the full amount of its distribution fees, and was entitled to an additional amount of approximately $200,000. The Partnership does not believe that NBCP is entitled to the distribution fees that it claims.

     As of December 31, 1999, NBCP reported that it has not recouped approximately $475,000 of its original investment, plus interest. NBCP is entitled to recover its unrecouped amount under the agreement, which makes it unlikely that the Partnership will receive any income from this film in the near future, or at all. The Partnership has also received approximately $175,000 from distributors, which was not applied to NBCP's unrecouped amount. If so applied, NBCP's unrecouped amount would lower accordingly. As of June 30, 2000, the Partnership has reported this amount as an accrued liability, but believes a basis exists to deny some or all of such liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

     In December 1995, the Partnership fully amortized its net investment in this film.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to June 30, 2000, the Partnership has recognized approximately $4,062,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

     In December 1999, after consideration of amortization and write-downs, the Partnership fully amortized its net investment in this film.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $134,000 in cash as of June 30, 2000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films.

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

The General Partner cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold, but has initiated sales efforts in the second quarter 2000. The projects may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that the net proceeds from the sale, or sales, of the Partnership's interests in its programming, after payment of outstanding obligations, will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

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


                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $26,289, from $515 to $26,804 for the three months ended June 30, 1999 and 2000, respectively. Revenues of the Partnership increased $22,013, from $4,791 to $26,804 for the six months ended June 30, 1999 and 2000, respectively. The increase was due primarily to an increase in the revenue received from international sales of "Curacao".

Filmed entertainment costs decreased $133, from $133 to $0 for the three months ended June 30, 1999 and 2000, respectively. Filmed entertainment costs decreased $2,437, from $2,437 to $0 for the six months ended June 30, 1999 and 2000, respectively. The decrease was the result of the full amortization of the capitalized production costs relating to "The Little Kidnappers" in March 1999 and to "Curacao" in December 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $41, from $0 to $41 for the three months ended June 30, 1999 and 2000, respectively. Distribution fees and expenses increased $18, from $23 to $41 for the six months ended June 30, 1999 and 2000, respectively. The increase primarily resulted from the payment of royalties in 2000 of $41 to artisan guilds for "The Little Kidnappers". These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $5,090, from $9,570 to $14,660 for the three months ended June 30, 1999 and 2000, respectively. Operating, general and administrative expenses increased $13,289, from $15,278 to $28,567 for the six months ended June 30, 1999 and 2000, respectively. The increase was due to an increase in legal expenses related to the potential sale or sales of the Partnership's assets during the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The increase was also due to an increase in the direct costs allocable to the operations of the Partnership that were charged to the Partnership by affiliates of the General Partner during the six month period ended June 30, 2000 as compared to the same period in 1999. This increase in direct costs allocable to the Partnership's operations resulted mainly from the increase in direct time spent by the affiliates of the General Partner on the accounting function of the Partnership and on preparation of the sale of the Partnership's assets.

Interest income increased $802, from $654 to $1,456 for the three months ended June 30, 1999 and 2000, respectively. Interest income increased $1,624, from $975 to $2,599 for the six months ended June 30, 1999 and 2000, respectively. The increase in interest income was the result of above average levels of invested cash balances existing during the three and six month periods ended June 30, 2000 as compared to the same periods in 1999.

Limited Partners' net income (loss) per partnership unit changed $1.71, from $(.66) to $1.05 for the three months ended June 30, 1999 and 2000, respectively. Limited Partners' net income (loss) per partnership unit changed $1.00, from $(.94) to $.06 for the six months ended June 30, 1999 and 2000, respectively. This change was due to the results of operations as discussed above.

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


                                       JONES PROGRAMMING PARTNERS 1-A, LTD.
                                       BY: JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner


                                       By: /s/ Timothy J. Burke
                                           --------------------------------
                                           Timothy J. Burke
                                           Vice President

                                       By: /s/ Barbara K. Gutierrez
                                           --------------------------------
                                           Barbara K. Gutierrez
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


Dated: August 14, 2000