Form 10-Q
period 2000-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2000-11-14
CIK 873800

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 0-19075


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
               --------------------------------------------------
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


                                 (303) 792-3111
                                 --------------
                (Registrant's telephone no, including area code)


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

            Yes /X/                     No / /

                      JONES PROGRAMMING PARTNERS 1-A, LTD.


                                      INDEX

                                                                                 Page
                                                                                Number
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Statements of Financial Position
                 December 31, 1999 and September 30, 2000                        3

              Unaudited Statements of Operations
                 Three and Nine Months Ended September 30, 1999 and 2000         4

              Unaudited Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 2000                   5

              Notes to Unaudited Financial Statements
                 September 30, 2000                                             6-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     8-9


PART II.  OTHER INFORMATION                                                     10


                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                  December 31,         September 30,
                                                                                      1999                 2000
                                                                                  -----------          -------------
                                     ASSETS
 CASH AND CASH EQUIVALENTS                                                         $    86,626          $    76,273

 RECEIVABLES:
    Foreign income receivable                                                              156                 --
    Domestic income receivable                                                           3,472                 --

 INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,887,206 and $8,887,206
    as of December 31, 1999 and September 30, 2000, respectively (Note 3)                 --                   --
                                                                                   -----------          -----------
                         Total assets                                              $    90,254          $    76,273
                                                                                   ===========          ===========

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 LIABILITIES:
    Accounts payable to affiliates                                                 $    10,273          $     2,558
    Accrued liabilities                                                                181,727              179,521
                                                                                   -----------          -----------
                         Total liabilities                                             192,000              182,079
                                                                                   -----------          -----------
 PARTNERS' CAPITAL (DEFICIT):
    General partner -
       Contributed capital                                                               1,000                1,000
       Distributions                                                                   (42,440)             (42,440)
       Accumulated deficit                                                             (13,543)             (13,584)
                                                                                   -----------          -----------
                         Total general partner's deficit                               (54,983)             (55,024)
                                                                                   -----------          -----------
    Limited partners -
       Contributed capital, net of offering costs
          (12,743 units outstanding as of December 31, 1999
            and September 30, 2000)                                                  5,459,327            5,459,327
       Distributions                                                                (4,201,502)          (4,201,502)
       Accumulated deficit                                                          (1,304,588)          (1,308,607)
                                                                                   -----------          -----------
                         Total limited partners' deficit                               (46,763)             (50,782)
                                                                                   -----------          -----------
                         Total partners' capital (deficit)                            (101,746)            (105,806)
                                                                                   -----------          -----------
                         Total liabilities and partners' capital (deficit)         $    90,254          $    76,273
                                                                                   ===========          ===========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                       For the Three Months           For the Nine Months
                                                        Ended September 30,           Ended September 30,
                                                      -----------------------       -----------------------
                                                        1999           2000           1999          2000
                                                      --------       --------       --------       --------
GROSS REVENUES                                        $    114       $    421       $  4,905       $ 27,225

COSTS AND EXPENSES:
  Costs of filmed entertainment                            111           --            2,548           --
  Distribution fees and expenses                          --              422             23            463
  Operating, general and administrative expenses         5,714          6,606         20,992         35,173
                                                      --------       --------       --------       --------
     Total costs and expenses                            5,825          7,028         23,563         35,636
                                                      --------       --------       --------       --------
OPERATING LOSS                                          (5,711)        (6,607)       (18,658)        (8,411)
                                                      --------       --------       --------       --------
OTHER INCOME:
  Interest income                                        1,327          1,752          2,302          4,351
  Other income, net                                      1,110           --            1,033           --
                                                      --------       --------       --------       --------
     Other income, net                                   2,437          1,752          3,335          4,351
                                                      --------       --------       --------       --------
NET LOSS                                              $ (3,274)      $ (4,855)      $(15,323)      $ (4,060)
                                                      ========       ========       ========       ========
ALLOCATION OF NET LOSS:
  General partner                                     $    (33)      $    (49)      $   (153)      $    (41)
                                                      ========       ========       ========       ========
  Limited partners                                    $ (3,241)      $ (4,806)      $(15,170)      $ (4,019)
                                                      ========       ========       ========       ========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                    $   (.25)      $   (.38)      $  (1.19)      $   (.32)
                                                      ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                           12,743         12,743         12,743         12,743
                                                      ========       ========       ========       ========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                     -----------------------
                                                                       1999           2000
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(15,323)      $ (4,060)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of filmed entertainment costs                        2,548           --
      Net change in assets and liabilities:
        Decrease in domestic income receivable                         25,275          3,472
        Decrease in foreign income receivable                          55,172            156
        Net change in amounts due to/from affiliates                   (6,961)        (7,715)
        Decrease in accrued liabilities                               (54,670)        (2,206)
        Decrease in unearned revenue                                   (3,889)          --
                                                                     --------       --------
            Net cash provided by (used in) operating activities         2,152        (10,353)
                                                                     --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,152        (10,353)

CASH AND CASH EQUIVALENTS, beginning of period                         90,672         86,626
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period                             $ 92,824       $ 76,273
                                                                     ========       ========


         The accompanying notes to these unaudited financial statements are an integral part of these unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 1999 and September 30, 2000, its results of operations for the three and nine month periods ended September 30, 1999 and 2000, and its cash flows for the nine month periods ended September 30, 1999 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $2,550 and $1,317, to the Partnership for the three month periods ended September 30, 1999 and 2000, respectively. For the nine month periods ended September 30, 1999 and 2000, $7,498 and $7,674, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions ("Maple Leaf") to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to September 30, 2000, the Partnership has recognized approximately $3,002,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production.

     In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to September 30, 2000, the Partnership has recognized approximately $2,299,000 of revenue from this film.

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

     As of December 31, 1999, NBCP reported that it has not recouped approximately $475,000 of its original investment, plus interest. NBCP is entitled to recover its unrecouped amount under the agreement, which makes it unlikely that the Partnership will receive any income from this film in the near future, or at all. The Partnership has also received approximately $175,000 from distributors, which was not applied to NBCP's unrecouped amount. If so applied, NBCP's unrecouped amount would lower accordingly. As of September 30, 2000, the Partnership has reported this amount as an accrued liability, but believes a basis exists to deny some or all of such liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

     In December 1995, the Partnership fully amortized its net investment in this film.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 2000, the Partnership has recognized approximately $4,062,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

     In December 1999, after consideration of amortization and write-downs, the Partnership fully amortized its net investment in this film.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $76,000 in cash as of September 30, 2000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of any future distributions.

The General Partner has initiated sales efforts but cannot predict at this time when or at what price the Partnership's interests in its programming projects ultimately will be sold. The projects may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. It is anticipated that any proceeds from the sale, or sales, of the Partnership's interests in its programming, after payment of outstanding obligations, will be distributed to the partners after such sale. It is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

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


                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $307, from $114 to $421 for the three months ended September 30, 1999 and 2000, respectively. Revenues of the Partnership increased $22,320, from $4,905 to $27,225 for the nine months ended September 30, 1999 and 2000, respectively. The increase was due primarily to an increase in the revenue received from international sales of "Curacao".

Filmed entertainment costs decreased $111, from $111 to $0 for the three months ended September 30, 1999 and 2000, respectively. Filmed entertainment costs decreased $2,548, from $2,548 to $0 for the nine months ended September 30, 1999 and 2000, respectively. These decreases were the result of the full amortization of the capitalized production costs relating to "The Little Kidnappers" in March 1999 and to "Curacao" in December 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated total gross revenues.

Distribution fees and expenses increased $422, from $0 to $422 for the three months ended September 30, 1999 and 2000, respectively. Distribution fees and expenses increased $440, from $23 to $463 for the nine months ended September 30, 1999 and 2000, respectively. These increases primarily resulted from the payment of royalties in 2000 to artisan guilds for "The Little Kidnappers" and "Curacao". These distribution fees and expenses relate to the compensation due and costs incurred by distributors in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $892, from $5,714 to $6,606 for the three months ended September 30, 1999 and 2000, respectively. Operating, general and administrative expenses increased $14,181, from $20,992 to $35,173 for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to an increase in legal expenses related to the potential sale or sales of the Partnership's assets during the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

Interest income increased $425, from $1,327 to $1,752 for the three months ended September 30, 1999 and 2000, respectively. Interest income increased $2,049, from $2,302 to $4,351 for the nine months ended September 30, 1999 and 2000, respectively. These increases in interest income were the result of higher interest rates and higher levels of invested cash balances during the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

Limited Partners' net income (loss) per partnership unit changed $(.13), from $(.25) to $(.38) for the three months ended September 30, 1999 and 2000, respectively. Limited Partners' net income (loss) per partnership unit changed $.87, from $(1.19) to $(.32) for the nine months ended September 30, 1999 and 2000, respectively. This change was due to the results of operations as discussed above.

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


                                       JONES PROGRAMMING PARTNERS 1-A, LTD.
                                       BY: JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner


                                       By: /s/ Timothy J. Burke
                                           -----------------------
                                           Timothy J. Burke
                                           Vice President


Dated: November 14, 2000