Form 10-K405
period 2000-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2001-03-29
CIK 873800

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      ______ to ______

Commission file number:    0-19075

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                        84-1088820
--------------------------                    ---------------------------------
(State of Organization)                       (IRS Employer Identification No.)

9697 E. MINERAL AVENUE, ENGLEWOOD, COLORADO 80112              (303) 792-3111
-------------------------------------------------              --------------
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
                           Yes      X             No
                                 -------          -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                     -------


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

                                     PART I.

                                ITEM 1. BUSINESS

         Jones Programming Partners 1-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program. Jones Entertainment Group, Ltd. is the general partner of the Partnership (the "General Partner"). The Partnership was formed to acquire, develop and own rights to produce and license original programming. All the Partnership's films are subject to a variety of license agreements for various markets. Some of these agreements will last beyond the year 2001. The General Partner charges the Partnership for certain direct costs incurred on the Partnership's behalf. See further discussion of such costs charged to the Partnership by the General Partner in ITEM 8, FINANCIAL STATEMENTS, NOTE 4. As of December 31, 2000, the Partnership had three programming properties: "The Little Kidnappers," "The Story Lady" and "Curacao." It is not anticipated that the Partnership will invest in any additional programming, but instead will focus on the distribution and/or sale of its existing programming. Following is a description of the Partnership's programming.

THE LITTLE KIDNAPPERS

         In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length made-for-television film entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. In March 1999, the Partnership fully amortized its net investment in this film. From inception to December 31, 2000, the Partnership has recognized approximately $3,003,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film's production.

THE STORY LADY

         In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length, made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for certain distribution rights to this film. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. In December 1995, the Partnership fully amortized its net investment in this film. From inception to December 31, 2000, the Partnership has recognized approximately $2,299,000 of revenue from this film.

         The Partnership has an agreement with NBCP to distribute "The Story Lady" in foreign markets. Under this agreement, the Partnership paid $1,000,000 for all the distribution rights to "The Story Lady" except for NBC network exhibition and certain other rights. The Partnership licensed back the foreign rights to NBCP for an eight year term (which expired at the end of 1999 and has been extended on a month to month basis) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television, and non-theatrical.

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

         As of December 31, 2000, NBCP reported that it had not recouped approximately $469,000 of its original investment, plus interest. While the Partnership disputes whether NBCP is entitled to recover its entire claimed unrecouped amount under the agreement, an unfavorable outcome to the Partnership would make it unlikely that the Partnership will receive income from this film in the near future, or at all. Through December 31, 2000, the Partnership had received approximately $190,000 from distributors which was not applied to NBCP's unrecouped amount. As of December 31, 2000, the Partnership had reported this amount as an accrued liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payment, nor is it likely that the Partnership could borrow the necessary funds. Any proceeds from the sale of the Partnership's programming interests will likely have to be applied to some or all of the amounts claimed by NBCP.

CURACAO

         In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture. In December 1999, the Partnership fully amortized its net investment in this film. From inception to December 31, 2000, the Partnership has recognized approximately $4,062,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.


GENERAL MATTERS

         The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. See further discussion of the Partnership's distribution efforts concerning these films in ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. None of the Partnership's films are presently generating any significant revenue. There is no assurance that the Partnership will be successful in obtaining a buyer or buyers for the assets of the Partnership or that the terms or conditions of any sale will be favorable to the Partnership. Many of the factors set forth below which affect the distribution of the films will also affect the saleability of the films themselves. If efforts to sell the Partnership's assets are not successful, the Partnership will continue to seek distribution for its films. The Partnership has obtained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

         The Partnership has encountered intense competition in connection with its attempts to distribute its programming. There is competition within the television programming industry for exhibition time on cable television networks, broadcast networks and independent television stations. Acceptance of the programming in certain distribution media may be limited and the programming will compete with other types of television programming in all domestic and international distribution media and markets. The age and technical specifications of the Partnership's programming may also limit distribution in certain international and domestic markets. The success of programming is also dependent in part on public taste, which is unpredictable and susceptible to change. In international markets, the Partnership has, in the past, and may again encounter additional risks, such as foreign currency rate fluctuations, compliance and regulatory requirements, differences in tax laws, and economic and political environments.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future. As of February 28, 2001, the number of equity security holders in the Partnership was 832.

                         ITEM 6. SELECTED FINANCIAL DATA


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                             1996           1997            1998          1999          2000
                                        -------------- --------------  ---------------------------- ---------------
Gross revenues                          $  211,669     $  222,714      $  195,717     $   9,077    $    27,273
Costs of filmed entertainment              107,418         93,983          11,546         6,027             -
Distribution fees and expenses              58,229         98,471         196,695       119,104         15,463
Loss from write-down of
  film production cost                     656,744              -              -         58,946             -
Operating, general and administrative
  expenses                                  62,499         94,162         115,247        61,810         43,239
Operating loss                            (673,221)       (63,902)       (127,771)     (236,810)       (31,429)
Net loss                                  (654,916)       (54,372)       (117,496)     (237,119)       (25,626)
Net loss per limited partnership unit       (50.88)         (4.22)          (9.13)       (18.42)         (1.99)
Weighted average number of limited
  partnership units outstanding             12,743         12,743          12,743        12,743         12,743
General partner's deficit                  (49,284)       (49,828)        (52,612)      (54,983)       (55,239)
Limited partners' capital (deficit)        517,422        463,594         187,985       (46,763)       (72,133)
Total assets                               657,221        442,164         265,317        90,254         72,725
General partner advances                    15,600          8,303          11,045        10,273          1,973


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

                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Revenues of the Partnership increased $18,196, from $9,077 in 1999 to $27,273 in 2000. This increase was primarily the result of revenue collection efforts made by the General Partner with respect to "Curacao". Revenue from "Curacao" was $3,703 in 1999 as compared to $26,807 in 2000. International and domestic sales of "The Little Kidnappers" and "The Story Lady" decreased, resulting in Partnership revenue of $4,455 and $919, respectively, in 1999 compared to $469 and $0, respectively, in 2000. "The Story Lady" was actively being distributed in 2000, however, due to the unrecouped position of NBCP, the Partnership was not entitled to any of the revenue generated by the film.

Filmed entertainment costs decreased $6,027, from $6,027 in 1999 to $0 in 2000. This decrease was the result of the full amortization of the capitalized production costs relating to "The Little Kidnappers" in March 1999 and to "Curacao" in December 1999. Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated gross revenues.

Distribution fees and expenses decreased $103,641, from $119,104 in 1999 to $15,463 in 2000. This decrease was due primarily to the Partnership recording $119,081 in royalties owed NBCP for the "Story Lady" in 1999 compared to $15,000 in 2000. These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

The Partnership did not have a loss on write-down of film production in 2000. The loss from the write-down of film production of $58,946 in 1999, was the result of a full write-down of the Partnership's net investment in

"Curacao", as of December 31, 1999. As of December 31, 1999, the Partnership had expensed all costs related to the production of each of its three films.

Operating, general and administrative expenses decreased $18,571, from $61,810 in 1999 to $43,239 in 2000. This decrease was due primarily to the Partnership writing off an outstanding receivable of $26,129 in 1999. A similar write off did not occur in 2000. This decrease was partially offset by an increase in legal expenses related to the potential sale of the Partnership's assets.

Interest income increased $2,466, from $3,337 in 1999 to $5,803 in 2000. This increase in interest income was the result of higher interest rates and higher levels of invested cash balances during 2000 compared to 1999.

Limited Partners' net loss per partnership unit decreased $16.43, from $(18.42) in 1999 to $(1.99) in 2000. This change was due to the results of operations as discussed above.


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


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. The Partnership had approximately $73,000 in cash as of December 31, 2000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that any future distributions will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of any future distributions.

The General Partner has initiated sales efforts but cannot predict at this time when or at what price the Partnership's interests in its programming ultimately will be sold. The films may be sold as a group or on a one by one basis, in the judgement of the General Partner. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. The Partnership does not have the funds necessary to pay NBCP its claimed unrecouped costs involved with "The Story Lady" and even if the Partnership is successful in finding a buyer or buyers for all of its property, the proceeds may not be sufficient to allow for any distributions to the Partners. It is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership. The Partnership has obtained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

The General Partner believes that the Partnership has, and will continue to have, sufficient liquidity to fund its ongoing operations and to meet its obligations so long as quarterly distributions are suspended and provided the Partnership is able to reach a satisfactory resolution with respect to the claims made by NBCP. However, there can be no assurance that such a resolution can be achieved. The General Partner does not anticipate cash flow from the films to increase significantly in the future. The lack of significant cash flow presently being generated by the Partnership's films may negatively effect the ultimate sales price of the films.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

         The Partnership does not hold any financial instruments which present significant interest or market risk.

                          ITEM 8. FINANCIAL STATEMENTS


                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1999 AND 2000

                                      INDEX


                                                                            PAGE
                                                                         -----------
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Jones Programming Partners 1-A, Ltd.:


We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited partnership) as of December 31, 1999 and 2000, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




                                           ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 2, 2001.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL POSITION


                                                                                         DECEMBER 31,
                                                                           -------------------------------------
                                                                                1999                      2000
                                                                           ------------             ------------
                        ASSETS

CASH AND CASH EQUIVALENTS (Note 2)                                         $     86,626             $     72,725

RECEIVABLES:
  International income receivable                                                   156                        -
  Domestic income receivable                                                      3,472                        -

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
    net of accumulated amortization of $8,887,206
    and $8,887,206 as of December 31, 1999 and
    2000, respectively (Notes 2 and 5)                                               -                        -
                                                                           ------------             ------------


                  Total assets                                             $     90,254             $     72,725
                                                                            ===========              ===========


         LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
  Accounts payable to affiliates                                           $     10,273             $      1,973
  Accrued liabilities                                                           181,727                  198,124
                                                                            -----------              -----------

                  Total liabilities                                             192,000                  200,097
                                                                            -----------              -----------

PARTNERS' CAPITAL (DEFICIT) (Note 3):
  General partner -
    Contributed capital                                                           1,000                    1,000
    Distributions                                                               (42,440)                 (42,440)
    Accumulated deficit                                                         (13,543)                 (13,799)
                                                                            ------------             -----------

                  Total general partner's deficit                               (54,983)                 (55,239)
                                                                            -----------              -----------

  Limited partners -
    Contributed capital
      (12,743 units outstanding as of
      December 31, 1999 and 2000)                                             5,459,327                5,459,327
    Distributions                                                            (4,201,502)              (4,201,502)
    Accumulated deficit                                                      (1,304,588)              (1,329,958)
                                                                            ------------             -----------

                  Total limited partners' deficit                               (46,763)                 (72,133)
                                                                            ------------             ------------

                  Total partners' deficit                                      (101,746)                (127,372)
                                                                            ------------             ------------

                  Total liabilities and partners' deficit                  $     90,254             $     72,725
                                                                            ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1998         1999         2000
                                                              ---------    ---------    ---------
REVENUES (Notes 2 and 5)                                      $ 195,717    $   9,077    $  27,273

COSTS AND EXPENSES:
  Costs of filmed entertainment (Notes 2 and 5)                  11,546        6,027         --
  Distribution fees and expenses (Note 2)                       196,695      119,104       15,463
  Loss from write-down of film production cost
    (Notes 2 and 5)                                                --         58,946         --
  Operating, general and administrative
    expenses (Note 4)                                           115,247       61,810       43,239
                                                              ---------    ---------    ---------

         Total costs and expenses                               323,488      245,887       58,702
                                                              ---------    ---------    ---------

OPERATING LOSS                                                 (127,771)    (236,810)     (31,429)
                                                              ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest income                                                 9,535        3,337        5,803
  Other income (expense), net                                       740       (3,646)        --
                                                              ---------    ---------    ---------

         Total other income (expense), net                       10,275         (309)       5,803
                                                              ---------    ---------    ---------

NET LOSS                                                      $(117,496)   $(237,119)   $ (25,626)
                                                              =========    =========    =========

ALLOCATION OF NET LOSS:
  General partner                                             $  (1,175)   $  (2,371)   $    (256)
                                                              =========    =========    =========

  Limited partners                                            $(116,321)   $(234,748)   $ (25,370)
                                                              =========    =========    =========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                            $   (9.13)   $  (18.42)   $   (1.99)
                                                              =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                      12,743       12,743       12,743
                                                              =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                            1998                  1999                   2000
                                                       --------------        --------------        -------------
GENERAL PARTNER:
  Balance, beginning of year                           $   (49,828)          $   (52,612)          $   (54,983)
  Distributions                                             (1,609)                    -                     -
  Net loss                                                  (1,175)               (2,371)                 (256)
                                                       -----------           -----------           -----------

  Balance, end of year                                 $   (52,612)          $   (54,983)          $   (55,239)
                                                       ===========           ===========           ===========

LIMITED PARTNERS:
  Balance, beginning of year                           $   463,594           $   187,985           $   (46,763)
  Distributions                                           (159,288)                   -                      -
  Net loss                                                (116,321)             (234,748)              (25,370)
                                                       -----------           -----------           -----------

  Balance, end of year                                 $   187,985           $   (46,763)          $   (72,133)
                                                       ===========           ===========           ===========

TOTAL PARTNERS' CAPITAL (DEFICIT)                      $   135,373           $  (101,746)          $  (127,372)
                                                       ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------

                                                                          1998            1999              2000
                                                                    ---------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $  (117,496)     $  (237,119)      $   (25,626)
    Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
           Amortization of filmed entertainment costs                     11,546             6,027               -
           Loss from write-down of film production cost                       -             58,946               -
           Decrease in international income receivable                    97,253            25,119              156
           Decrease (increase) in domestic income receivable             (76,122)           77,650            3,472
           Decrease in other assets                                           -              3,275                -
           Net change in amounts due to/from affiliates                    2,742              (772)          (8,300)
           Increase in accrued liabilities                                98,804            62,828           16,397
                                                                      ----------      ------------      -----------

            Net cash provided by (used in) operating activities           16,727           (4,046)          (13,901)
                                                                      ----------      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                           (160,897)               -                 -
                                                                      ----------      ------------      -----------

            Net cash used in financing activities                       (160,897)               -                 -
                                                                      ----------      ------------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (144,170)          (4,046)          (13,901)

CASH AND CASH EQUIVALENTS, beginning of year                             234,842           90,672            86,626
                                                                      ----------      ------------      -----------

CASH AND CASH EQUIVALENTS, end of year                               $    90,672      $    86,626       $    72,725
                                                                     ===========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

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

     FILM REVENUE RECOGNITION - The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 ("SFAS No. 139") and AICPA Statement of Position No. 00-2 ("SOP 00-2"). Pursuant to SFAS No. 139 and SOP 00-2, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other criteria set forth in SFAS No. 139 and SOP 00-2 are met. Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met. The adoption of SFAS No. 139 and SOP 00-2 in 2000 did not materially effect the manner in which the Partnership recognizes revenue.

     INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION - Investment in and advances for film production consists of advances to production entities for story rights, production, and film completion costs, and is stated at the lower of cost or estimated net realizable value. In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production. Film production costs are amortized based upon the individual-film-forecast method. Estimated losses, if any, will be provided for in full when determined by the General Partner (see Note 5.)

     DISTRIBUTION COSTS - Distribution fees and expenses incurred in connection with domestic and international film distribution are recorded at the time that the related licensing fees are recognized as revenue by the Partnership. Similarly, the Partnership expenses film advertising costs related to distribution when the advertising takes place.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(3)  PARTNERS' CAPITAL (DEFICIT)

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is or will be obligated to make any additional contributions to the Partnership. The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

     Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits/losses and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner. Interest income earned prior to the start of the Partnership's first production was allocated 100 percent to the limited partners. It is probable that the distributions of the proceeds from the sales of the Partnership's programming, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged $15,442, $10,856, and $9,680 to the Partnership for direct expenses for the years ended December 31, 1998, 1999, and 2000, respectively.

(5)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner. From inception to December 31, 2000, the Partnership has recognized approximately $3,003,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production.

     In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to December 31, 2000, the Partnership has recognized approximately $2,299,000 of revenue from this film. In December 1999, the Partnership wrote off the outstanding receivable of $26,129. This write off is reflected in operating, general and administrative expenses in the accompanying statement of operations.

     In December 1995, the Partnership fully amortized its net investment in this film.

     The Partnership has an agreement with NBCP to distribute "The Story Lady" in foreign markets. Under this agreement, the Partnership paid $1,000,000 for all the distribution rights to "The Story Lady" except for NBC network exhibition and certain other rights. The Partnership licensed back the foreign rights to NBCP for an eight year term (which expired at the end of 1999 and has been extended on a month to month basis) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television, and non-theatrical.

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

     As of December 31, 2000, NBCP reported that it had not recouped approximately $469,000 of its original investment, plus interest. Through December 31, 2000, the Partnership had received approximately

     $190,000 from distributors, which was not applied to NBCP's unrecouped amount. As of December 31, 2000, the Partnership had reported this amount as an accrued liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make such payments, nor is it likely that the Partnership could borrow the necessary funds.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 2000, the Partnership has recognized approximately $4,062,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film's production.

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

     The Partnership's only significant book-tax differences between the financial reporting and tax bases of the Partnership's assets and liabilities are associated with: 1) the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under generally accepted accounting principles and the amount of expense allowed for tax purposes; and 2) the allowance for doubtful accounts which is not yet deductible for tax purposes. Film production cost recognized under accounting principles generally accepted in the United States exceeded (was less than) the amount of expense recognized for tax purposes by approximately $91,300, ($472,400) and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

NAME                     AGE        POSITIONS WITH THE GENERAL PARTNER
Glenn R. Jones           71         Chairman of the Board, Chief Executive
                                    Officer and President
Timothy J. Burke         50         Vice President and Director


     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994. Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner's principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd. He is also an officer and director of a number of subsidiaries for Jones Media Networks, Ltd. (formerly known as Jones International Networks, Ltd.). For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. In 1994, Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame. Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

     Mr. Timothy J. Burke is Vice President and Director of the General Partner. Mr. Burke is a Group Vice President of Jones International, Ltd. and an officer and/or director of many other Jones International, Ltd. affiliated companies. He has over 24 years of financial experience, and has been employed with Jones for 18 years. Prior to the Jones companies, Mr. Burke was a Tax Manager with Arthur Andersen & Co. He received a B.A. in Accounting and a J.D from the University of Iowa.

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

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     As of February 28, 2001, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe. Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 2000. Mr. Borbe's address is 1709 134th Avenue S.E., Unit 21, Bellview, Washington 98005. Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates.

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

                                     JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                     a Colorado limited partnership
                                     By       Jones Entertainment Group, Ltd.,
                                              its General Partner


                                     By:      /s/ GLENN R. JONES
                                              ----------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board, Chief
                                              Executive Officer
Dated:   March 21, 2001                       and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     By:      /s/ GLENN R. JONES
                                              ----------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board, Chief
                                              Executive Officer
                                              and President
Dated:   March 21, 2001                       (Principal Executive Officer)



                                     By:      /s/ TIMOTHY J. BURKE
                                              ----------------------------------
Dated:  March 21, 2001                        Timothy J. Burke