Form 10-Q
period 2001-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2001-05-14
CIK 873800

hi                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

             Yes   _X_                                   No  ___

                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Statements of Financial Position
                     December 31, 2000 and March 31, 2001                  3

                  Unaudited Statements of Operations
                     Three Months Ended March 31, 2000 and 2001            4

                  Unaudited Statements of Cash Flows
                     Three Months Ended March 31, 2000 and 2001            5

                  Notes to Unaudited Financial Statements
                     March 31, 2001                                      6-7


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8-9

PART II.  OTHER INFORMATION                                               10

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                                  December 31,           March 31,
                                                                                     2000                  2001
                                                                                 -------------        --------------
                             ASSETS
CASH AND CASH EQUIVALENTS                                                        $      72,725        $       62,595

ACCOUNTS RECEIVABLE                                                                         -                 33,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
   net of accumulated amortization of $8,887,206 as of
   December 31, 2000 and March 31, 2001, respectively                                       -                     -
                                                                                 -------------        --------------

                  Total assets                                                   $      72,725        $       96,095
                                                                                 =============        ==============

               LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
   Accounts payable to affiliates                                                $       1,973        $       31,902
   Accrued liabilities                                                                 198,124               175,559
                                                                                 -------------        --------------

                  Total liabilities                                                    200,097               207,461
                                                                                 -------------        --------------

PARTNERS' DEFICIT:
   General partner -
     Contributed capital                                                                 1,000                 1,000
     Distributions                                                                     (42,440)              (42,440)
     Accumulated deficit                                                               (13,799)              (13,639)
                                                                                 -------------        --------------

                  Total general partner's deficit                                      (55,239)              (55,079)
                                                                                 -------------        --------------
   Limited partners -
     Contributed capital, net of offering costs
       (12,743 units outstanding as of December 31, 2000
         and March 31, 2001)                                                         5,459,327             5,459,327
     Distributions                                                                  (4,201,502)           (4,201,502)
     Accumulated deficit                                                            (1,329,958)           (1,314,112)
                                                                                 -------------         --------------

                  Total limited partners' deficit                                      (72,133)              (56,287)
                                                                                 -------------         --------------

                  Total partners' deficit                                             (127,372)             (111,366)
                                                                                 -------------         --------------

                  Total liabilities and partners' deficit                        $      72,725        $       96,095
                                                                                 =============        ==============


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                             For the Three Months
                                                                 Ended March 31,
                                                      -----------------------------------
                                                           2000                 2001
                                                      -------------         -------------
REVENUES                                              $           -         $      34,695

COSTS AND EXPENSES:
   Distribution fees and expenses                                 -                 8,079
   Operating, general and administrative expenses            13,907                11,284
                                                      -------------         -------------

                  Total costs and expenses                   13,907                19,363
                                                      -------------         -------------

OPERATING INCOME (LOSS)                                     (13,907)               15,332
                                                      -------------         -------------

INTEREST INCOME                                               1,143                   674
                                                      -------------         -------------

NET INCOME (LOSS)                                     $     (12,764)        $      16,006
                                                      =============         =============

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                    $        (128)        $         160
                                                      =============         =============

   Limited Partners                                   $     (12,636)        $      15,846
                                                      =============         =============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                   $        (.99)        $        1.24
                                                      =============         =============

WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
   OUTSTANDING                                               12,743                12,743
                                                      =============         =============


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                 --------------------------------
                                                                                      2000               2001
                                                                                 --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $     (12,764)      $    16,006
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Net change in assets and liabilities:
         Decrease (increase) in foreign income receivable                                  156           (33,500)
         Decrease in domestic income receivable                                          3,472               -
         Net change in amounts due to affiliates                                        32,335            29,929
         Decrease in accrued liabilities                                                (4,006)          (22,565)
                                                                                 --------------      ------------

         Net cash provided by (used in) operating activities                            19,193           (10,130)
                                                                                 --------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        19,193           (10,130)

CASH AND CASH EQUIVALENTS, beginning of period                                          86,626            72,725
                                                                                 --------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                         $     105,819       $     62,595
                                                                                 ==============      ============


   The accompanying notes are an integral part of these financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 2000 and March 31, 2001 and its results of operations and its cash flows for the three month periods ended March 31, 2000 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. ("General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $4,681 and $5,847, to the Partnership for the three-month periods ended March 31, 2000 and 2001, respectively.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length feature film for television entitled "The Little Kidnappers." The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to March 31, 2001, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. In March 1999, the Partnership fully amortized its net investment in this film.

     "THE STORY LADY"

     In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. ("NBCP") for the production of a full-length made-for-television film entitled "The Story Lady." The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to March 31, 2001, the Partnership has recognized approximately $2,299,000 of revenue from this film. In December 1995, the Partnership fully amortized its net investment in this film.

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

     As of March 31, 2001, NBCP reported that it had not recouped approximately $170,000 of its original investment in this film and approximately $283,000 in interest thereon. Interest will continue to accrue on this unrecouped balance. Through March 31, 2001, the Partnership had received approximately $174,000 from distributors, which was not applied to NBCP's unrecouped amount. As of March 31, 2001, the Partnership had reported this amount as an accrued liability. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make any such payments to NBCP, nor is it likely that the Partnership could borrow the necessary funds.

     "CURACAO"

     In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. ("Showtime") for the production of a full-length, made-for-television film entitled "Curacao." The total production cost of the film incurred by the Partnership was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to March 31, 2001, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

     In December 1999, after consideration of approximately $3,450,000 in amortization and approximately $960,000 in write-downs, the Partnership fully amortized its net investment in this film.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. As of March 31, 2001, the Partnership had approximately $63,000 in cash. Cash used in operations for the three months ended March 31, 2001 was approximately $10,000. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three existing films.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that future distributions, if any, will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of any future distributions.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's interests in its programming. The General Partner has no obligation to purchase any assets of the Partnership, nor is it anticipated that the General Partner will purchase any of such assets. The General Partner cannot predict when or at what price the Partnership's interests in its programming ultimately will be sold, but has initiated sales efforts. The films may be sold as a group or on an individual basis, in the judgement of the General Partner. The films could also be packaged with the films of an affiliated public limited partnership. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's programming projects will be charged to the Partnership. The Partnership does not have the funds necessary to pay NBCP its claimed fees and unrecouped cost and interest involved with "The Story Lady" and even if the Partnership is successful in finding a buyer or buyers for some or all of its programming, the proceeds may not be sufficient to allow for any distributions to the Partners. It is probable that the distributions of the proceeds from the sales of the Partnership's programming projects, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership. The Partnership has retained the services of a broker to assist in the sale of the Partnership's films. Pursuant to the services agreement, the broker will receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

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

                              RESULTS OF OPERATIONS

Revenues of the Partnership increased $34,695, from $0 to $34,695 for the three months ended March 31, 2000 and 2001, respectively. This increase in revenue was the result of royalties received from "Curacao" and distribution revenue recognized for "The Little Kidnappers".

Distribution fees and expenses increased $8,079, from $0 to $8,079 for the three months ended March 31, 2000 and 2001, respectively. This increase was primarily the result of an $8,000 payment made to an unaffiliated company to perform technical work on "The Little Kidnappers", potentially allowing for the film to be redistributed in parts of Europe. Distribution fees and expenses typically relate to the compensation due and costs incurred in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses decreased $2,623, from $13,907 to $11,284 for the three months ended March 31, 2000 and 2001, respectively. This decrease was primarily due to a decrease in legal and accounting expenses during the three months ended March 31, 2001 compared to the same period in 2000.

Interest income decreased $469, from $1,143 to $674 for the three months ended March 31, 2000 and 2001, respectively. This decrease in interest income was primarily the result of lower average levels of invested cash balances and lower interest rates during the first three months of 2001 compared to the same period in 2000.

Limited Partners' net income (loss) per partnership unit changed $2.23, from $(.99) to $1.24 for the three months ended March 31, 2000 and 2001, respectively. This change was due to the result of the operations as discussed above.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None

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

                                  JONES PROGRAMMING PARTNERS 1-A, LTD.
                                  BY:   JONES ENTERTAINMENT GROUP, LTD.
                                           General Partner

                                  By:    /s/ Timothy J. Burke
                                         --------------------------------------
                                           Timothy J. Burke
                                           Vice President

Dated:  May 10, 2001