Form 10-Q
period 2001-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2001-08-08
CIK 873800

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                Yes /X/                      No / /

                      JONES PROGRAMMING PARTNERS 1-A, LTD.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Unaudited Statements of Financial Position
               December 31, 2000 and June 30, 2001                            3

          Unaudited Statements of Operations
               Three and Six Months Ended June 30, 2000 and 2001              4

          Unaudited Statements of Cash Flows
               Six Months Ended June 30, 2000 and 2001                        5

          Notes to Unaudited Financial Statements
               June 30, 2001                                                6-7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8-9

PART II. OTHER INFORMATION                                                   10

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                   UNAUDITED STATEMENTS OF FINANCIAL POSITION

                                                                            December 31,           June 30,
                                                                                2000                 2001
                                                                            -----------          -----------
                                     ASSETS
CASH AND CASH EQUIVALENTS                                                   $    72,725          $    63,585

ACCOUNTS RECEIVABLE                                                                  --               33,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION,
   net of accumulated amortization of $8,887,206 and $8,887,206
   as of December 31, 2000 and June 30, 2001, respectively (Note 3)                  --                   --
                                                                            -----------          -----------
                     Total assets                                           $    72,725          $    97,085
                                                                            ===========          ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

   Accounts payable to affiliates                                           $     1,973          $    45,191
   Accrued liabilities                                                          198,124              177,184
                                                                            -----------          -----------
                     Total liabilities                                          200,097              222,375
                                                                            -----------          -----------
PARTNERS' CAPITAL (DEFICIT):
   General partner -
      Contributed capital                                                         1,000                1,000
      Distributions                                                             (42,440)             (42,440)
      Accumulated deficit                                                       (13,799)             (13,778)
                                                                            -----------          -----------
                     Total general partner's deficit                            (55,239)             (55,218)
                                                                            -----------          -----------
   Limited partners -
      Contributed capital, net of offering costs
        (12,743 units outstanding as of December 31, 2000
          and June 30, 2001)                                                  5,459,327            5,459,327
      Distributions                                                          (4,201,502)          (4,201,502)
      Accumulated deficit                                                    (1,329,958)          (1,327,897)
                                                                            -----------          -----------
                     Total limited partners' deficit                            (72,133)             (70,072)
                                                                            -----------          -----------
                     Total partners' deficit                                   (127,372)            (125,290)
                                                                            -----------          -----------
                     Total liabilities and partners' deficit                $    72,725          $    97,085
                                                                            ===========          ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITIED STATEMENTS OF OPERATIONS



                                                           For the Three Months                  For the Six Months
                                                               Ended June 30,                      Ended June 30,
                                                         -------------------------          --------------------------
                                                           2000             2001              2000              2001
                                                         --------         --------          --------          --------
REVENUES                                                 $ 26,804         $     54          $ 26,804          $ 34,749

COSTS AND EXPENSES:
  Distribution fees and expenses                               41               --                41             8,079
  Operating, general and administrative expenses           14,660           14,914            28,567            26,198
                                                         --------         --------          --------          --------
             Total costs and expenses                      14,701           14,914            28,608            34,277
                                                         --------         --------          --------          --------
OPERATING INCOME (LOSS)                                    12,103          (14,860)           (1,804)              472
                                                         --------         --------          --------          --------
INTEREST INCOME                                             1,456              936             2,599             1,610

NET INCOME (LOSS)                                        $ 13,559         $(13,924)         $    795          $  2,082
                                                         ========         ========          ========          ========
ALLOCATION OF NET INCOME (LOSS):
  General partner                                        $    136         $   (139)         $      8          $     21
                                                         ========         ========          ========          ========
  Limited partners                                       $ 13,423         $(13,785)         $    787          $  2,061
                                                         ========         ========          ========          ========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $   1.05         $  (1.08)         $    .06          $    .16
                                                         ========         ========          ========          ========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                              12,743           12,743            12,743            12,743
                                                         ========         ========          ========          ========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                             For the Six Months
                                                                              Ended June 30,
                                                                       ----------------------------
                                                                          2000               2001
                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $     795          $   2,082
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
      Net change in assets and liabilities:
        Decrease (increase) in accounts receivable                         3,628            (33,500)
        Decrease in accrued liabilities                                   (3,856)           (20,940)
        Increase in accounts payable to affiliates                        46,889             43,218
                                                                       ---------          ---------
           Net cash provided by (used in) operating activities            47,456             (9,140)
                                                                       ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          47,456             (9,140)

CASH AND CASH EQUIVALENTS, beginning of period                            86,626             72,725
                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                               $ 134,082          $  63,585
                                                                       =========          =========


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the "Partnership") as of December 31, 2000 and June 30, 2001, its results of operations for the three and six month periods ended June 30, 2000 and 2001, and its cash flows for the six month periods ended June 30, 2000 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)  TRANSACTIONS WITH AFFILIATED ENTITIES

     Jones Entertainment Group, Ltd. (the "General Partner") is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees. Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $1,676 and $4,705, to the Partnership for the three month periods ended June 30, 2000 and 2001, respectively. For the six month periods ended June 30, 2000 and 2001, $6,357 and $10,552, respectively, were charged to the Partnership for direct expenses.

(3)  INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

     "THE LITTLE KIDNAPPERS"

     The total cost of this film was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner. From inception to June 30, 2001, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film's production. In March 1999, the Partnership fully amortized its net investment in this film. In March 2001, EuroArts Medien AG extended its license for certain foreign television rights to this film for $33,500. The Partnership expects to collect the $33,500 receivable in the second half of 2001.

     "THE STORY LADY"

     The total cost of this film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights. Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner. From inception to June 30, 2001, the Partnership has recognized approximately $2,299,000 of revenue from this film. In December 1995, the Partnership fully amortized its net investment in this film.

     The Partnership licensed back the foreign rights to NBC Productions, Inc. ("NBCP") for an eight year term (which expired at the end of 1999 and was extended until July 12, 2001, when it was terminated) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television and non-theatrical.

     The Partnership and NBCP revenues are pooled and are to be paid to the parties until each recoups its original investment plus interest. The Partnership is fully recouped. In September 1999, NBCP first claimed that it had mistakenly not taken the full amount of its distribution fees, and was entitled to an additional amount of approximately $192,500. The Partnership does not believe that NBCP is entitled to the distribution fees that it claims.

     NBCP also has reported that it has not recouped approximately $170,000 of its original investment in this film and approximately $283,000 of interest thereon. Interest will continue to accrue on this unrecouped balance. Through June 30, 2001, the Partnership had received approximately $175,000 from distributors which has not been applied to NBCP's unrecouped amount. As of June 30, 2001, the Partnership has reported this amount as an accrued liability, but believes there is a basis to deny some or all of such liability. Litigation could result because of the dispute with NBCP. Such litigation would be costly and time consuming. There is no assurance regarding the favorable resolution of this matter. The Partnership does not have the funds to make any such payments to NBCP, nor is it likely that the Partnership could borrow the necessary funds.

     "CURACAO"

     The total production cost of this film was approximately $4,410,000. In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to June 30, 2001, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film's production.

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

                      JONES PROGRAMMING PARTNERS 1-A, LTD.
                             (A LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership's programming. As of June 30, 2001, the Partnership had approximately $64,000 in cash. Cash used in operations for the six months ended June 30, 2001 was approximately $9,000. As of June 30, 2001, accounts payable to affiliates totaled approximately $45,000. The Partnership made a $30,000 payment towards this accounts payable liability in July 2001. The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three films.

The Partnership will retain a certain level of working capital, including any necessary reserves, to fund its operating activities. It is anticipated that future distributions, if any, will only be made from proceeds received from the sale of the Partnership's assets. There is no assurance regarding the timing or amount of future distributions, if any.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership's assets. This activity is the principal focus of the Partnership. The General Partner will not purchase any of such assets. The General Partner cannot predict when or at what price the Partnership's interests in its programming ultimately will be sold, but has initiated sales efforts. The sale of the Partnership's assets will be subject to a vote of the limited partners. The films may be sold as a group or on an individual basis, in the judgement of the General Partner. The films could also be packaged with the films of an affiliated public limited partnership. Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership's assets will be charged to the Partnership. The Partnership does not have the funds necessary to pay NBCP its claimed fees and unrecouped cost and interest involved with "The Story Lady", and even if the Partnership is successful in finding a buyer or buyers for some or all of its programming, the proceeds may not be sufficient to allow for any distributions to the Partners. It is probable that the distributions of the proceeds from the sales of the Partnership's assets, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership. The Partnership has retained the services of a broker to assist in the sale of the Partnership's films. The broker was paid $5,500 for film evaluation services. Pursuant to the services agreement, the broker will also receive a 10% commission for arranging the sale, or sales, of the Partnership's films.

The General Partner believes that the Partnership has sufficient liquidity to fund its operations and to meet its obligations through the remainder of the year, so long as distributions are suspended and provided the Partnership is able to reach a satisfactory resolution with respect to the claims made by NBCP. However, there can be no assurance that such a resolution can be achieved. The General Partner does not anticipate cash flow from the films to increase significantly in the future. The lack of significant cash flow presently being generated by the Partnership's films may negatively affect the ultimate sales price of the films.

                              RESULTS OF OPERATIONS

Revenues of the Partnership decreased $26,750, from $26,804 to $54 for the three months ended June 30, 2000 and 2001, respectively. This decrease was primarily due to a significant decrease in distribution revenue and royalties received for "Curacao" during the three months ended June 30, 2001 compared to the same period in 2000. Revenues of the Partnership increased $7,945, from $26,804 to $34,749 for the six months ended June 30, 2000 and 2001, respectively. This increase was primarily the result of an increase in international distribution revenue recognized for "The Little Kidnappers", partially offset by the decrease in "Curacao" revenue described above.

Distribution fees and expenses decreased $41, from $41 to $0 for the three months ended June 30, 2000 and 2001, respectively. This decrease resulted from the payment of royalties in 2000 of $41 to artisan guilds for "The Little Kidnappers". Distribution fees and expenses increased $8,038, from $41 to $8,079 for the six months ended June 30, 2000 and 2001, respectively. This increase was primarily the result of an $8,000 payment made to an unaffiliated company to perform technical work on "The Little Kidnappers", allowing for the film to be redistributed in parts of Europe. Distribution fees and expenses typically relate to the compensation due and costs incurred in connection with selling the Partnership's programming in the domestic and international markets. The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $254, from $14,660 to $14,914 for the three months ended June 30, 2000 and 2001, respectively. This increase was primarily due to an increase in tax preparation expenses along with an increase in accounting and professional service expenses related to the potential sale or sales of the Partnership's assets, offset by a decrease in legal expenses. Operating, general and administrative expenses decreased $2,369, from $28,567 to $26,198 for the six months ended June 30, 2000 and 2001, respectively. This decrease was primarily the result of a decrease in legal and accounting expenses partially offset by an increase in professional service expenses related to the potential sale of the Partnership's assets.

Interest income decreased $520, from $1,456 to $936 for the three months ended June 30, 2000 and 2001, respectively. Interest income decreased $989, from $2,599 to $1,610 for the six months ended June 30, 2000 and 2001, respectively. The decrease in interest income was primarily the result of lower average levels of invested cash during the three and six month periods ended June 30, 2001 as compared to the same periods in 2000.

Limited Partners' net income (loss) per partnership unit changed $(2.13), from $1.05 to $(1.08) for the three months ended June 30, 2000 and 2001, respectively. Limited Partners' net income per partnership unit increased $.10, from $.06 to $.16 for the six months ended June 30, 2000 and 2001, respectively. These changes were due to the results of operations as discussed above.

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


Dated: August 6, 2001