Form 10-K405/A
period 2000-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2001-09-14
CIK 873800

                                FORM 10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-19075
                         -------

                      JONES PROGRAMMINNG PARTNERS 1-A, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                     84-1088820
        ---------                                     ----------
(State of Organization)                              (IRS Employer
                                                   Identification No.)

9697 E. MINERAL AVENUE, ENGLEWOOD, COLORADO  80112            (303) 792-3111
--------------------------------------------------            --------------
(Address of principal executive office and Zip Code)    (Registrant's telephone
                                                        no. including area code)


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
     ----------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited Partnership
----------------------------------------------------------    Interests



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X                                       No
          ----                                        ----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---

                                     PART IV

ITEM 14.   EXHIBITS , FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

         The following document is filed as part of this report:

         (3)      Exhibits.

                  4.1 Limited Partnership Agreement and Amendment No. 1 to the Limited Partnership Agreement. (1)

----------------
(1) Incorporated by reference from the Registrant's Revised Schedule 14A filed on August 24, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                        JONES PROGRAMMING PARTNERS 1-A, LTD.,
                                        a Colorado limited partnership
                                        By:  Jones Entertainment Group, Ltd.,
                                             its General Partner


Dated:  September 14, 2001              By:       /s/ Timothy J. Burke
                                            -----------------------------------
                                               Timothy J. Burke
                                               Vice President and Director