Form 10-Q
period 2001-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2001-11-13
CIK 873800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

JONES PROGRAMMING PARTNERS 1-A, LTD.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF FINANCIAL POSITION

	December 31,	September 30,
	2000	2001

ASSETS

CASH AND CASH EQUIVALENTS	$72,725	$9,019

ACCOUNTS RECEIVABLE	-	33,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $8,887,206 and $8,887,206 as of December 31, 2000 and September 30, 2001, respectively (Note 3)	-	-

Total assets	$72,725	$42,519

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES:
Accounts payable to affiliates	$1,973	$15,168
Accrued liabilities	198,124	181,059

Total liabilities	200,097	196,227

PARTNERS' DEFICIT:
General partner –
Contributed capital	1,000	1,000
Distributions	(42,440)	(42,440)
Accumulated deficit	(13,799)	(14,062)

Total general partner’s deficit	(55,239)	(55,502)

Limited partners –
Contributed capital, net of offering costs (12,743 units outstanding as of December 31, 2000 and September 30, 2001)	5,459,327	5,459,327
Distributions	(4,201,502)	(4,201,502)
Accumulated deficit	(1,329,958)	(1,356,031)

Total limited partners’ deficit	(72,133)	(98,206)

Total partners’ deficit	(127,372)	(153,708)

Total liabilities and partners' deficit	$72,725	$42,519

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITIED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2000	2001	2000	2001

REVENUES	$421	$320	$27,225	$35,069

COSTS AND EXPENSES:
Distribution fees and expenses	422	750	463	8,829
Operating, general and administrative expenses	6,606	28,291	35,173	54,489

Total costs and expenses	7,028	29,041	35,636	63,318

OPERATING LOSS	(6,607)	(28,721)	(8,411)	(28,249)

INTEREST INCOME	1,752	303	4,351	1,913

NET LOSS	$(4,855)	$(28,418)	$(4,060)	$(26,336)

ALLOCATION OF NET LOSS:
General partner	$(49)	$(284)	$(41)	$(263)

Limited partners	$(4,806)	$(28,134)	$(4,019)	$(26,073)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(.38)	$(2.21)	$(.32)	$(2.05)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	12,743	12,743	12,743	12,743

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,060)	$(26,336)
Adjustments to reconcile net loss to net cash used in operating activities
Net change in assets and liabilities:
Decrease (increase) in accounts receivable	3,628	(33,500)
Decrease in accrued liabilities	(2,206)	(17,065)
Increase (decrease) in accounts payable to affiliates	(7,715)	13,195

Net cash used in operating activities	(10,353)	(63,706)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,353)	(63,706)

CASH AND CASH EQUIVALENTS, beginning of period	86,626	72,725

CASH AND CASH EQUIVALENTS, end of period	$76,273	$9,019

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the “Partnership”) as of December 31, 2000 and September 30, 2001, its results of operations for the three and nine months ended September 30, 2000 and 2001, and its cash flows for the nine months ended September 30, 2000 and 2001.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)   TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $1,317 and $10,406 to the Partnership for the three month periods ended September 30, 2000 and 2001, respectively.  For the nine month periods ended September 30, 2000 and 2001, $7,674 and $20,958, respectively, were charged to the Partnership for direct expenses.

(3)   INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

        “The Little Kidnappers”

The total cost of this film was approximately $3,200,000.  Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner.  From inception to September 30, 2001, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film’s production.  In March 1999, the Partnership fully amortized its net investment in this film.  In March 2001, EuroArts Medien AG extended its license for certain foreign television rights to this film for $33,500.  The Partnership expects to collect the $33,500 receivable in the fourth quarter of 2001 or the first quarter of 2002, subject to obtaining a foreign tax clearance, which has been delayed.

“The Story Lady”

The total cost of this film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights.  Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.  From inception to September 30, 2001, the Partnership has recognized approximately $2,299,000 of revenue from this film.  In December 1995, the Partnership fully amortized its net investment in this film.

The Partnership licensed back the foreign rights to NBC Productions, Inc. (“NBCP”) for an eight year term (which expired at the end of 1999 and was extended until July 12, 2001, when it was terminated) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television and non-theatrical.

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

NBCP also has reported that it has not recouped approximately $175,000 of its original investment in this film and approximately $300,000 of interest thereon.  Interest will continue to accrue on this unrecouped balance.  Through September 30, 2001, the Partnership had received approximately $175,000 from distributors which has not been applied to NBCP’s unrecouped amount.  As of September 30, 2001, the Partnership has reported this amount as an accrued liability, but believes there is a basis to deny some or all of such liability.  Litigation could result because of the dispute with NBCP.  Such litigation would be costly and time consuming.  There is no assurance regarding the favorable resolution of this matter.  The Partnership does not have the funds to make any such payments to NBCP, nor is it likely that the Partnership could borrow the necessary funds.

“Curacao”

The total production cost of this film was approximately $4,410,000.  In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to September 30, 2001, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film’s production.

The Partnership fully amortized its net investment in this film December 1999, after consideration of approximately $3,450,000 in amortization and approximately $960,000 in write-downs.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership's principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership’s programming.  As of September 30, 2001, the Partnership had approximately $9,000 in cash.  Cash used in operations for the nine months ended September 30, 2001 was approximately $64,000.  The Partnership will not invest in any additional programming projects, but instead will focus on the distribution and/or sale of its three films.

It is anticipated that future distributions, if any, will only be made from proceeds received from the sale of the Partnership’s assets.  There is no assurance regarding the timing or amount of future distributions, if any.

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership’s assets.  This activity is the principal focus of the Partnership.  The General Partner will not purchase any of such assets.  The General Partner cannot predict when or at what price the Partnership’s interests in its programming ultimately will be sold, but has initiated sales efforts.  The sale of the Partnership’s assets will be subject to a vote of the limited partners.  The films may be sold as a group or on an individual basis, in the judgement of the General Partner.  The films could also be packaged with the films of an affiliated public limited partnership.  Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership’s assets will be charged to the Partnership.  The Partnership does not have the funds necessary to pay NBCP its claimed fees and unrecouped cost and interest involved with “The Story Lady,” and even if the Partnership is successful in finding a buyer or buyers for some or all of its programming, the proceeds may not be sufficient to allow for any distributions to the Partners.  It is probable that the distributions of the proceeds from the sales of the Partnership’s assets, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75% of their initial capital contributions to the Partnership.  The Partnership has retained the services of a broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,643 for film evaluation services and expenses.  Pursuant to the services agreement, the broker will also receive a 10% commission for arranging the sale, or sales, of the Partnership’s films.

Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s operations.  The Partnership will have to collect its $33,500 receivable in order to have the necessary working capital to fund its operations during the fourth quarter of 2001 and the beginning of 2002.  If the receivable is not collected, the Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  Absent the sale of the Partnership’s films, the Partnership does not have sufficient funds to satisfy any of the claims made by NBCP.  There is no assurance that a satisfactory resolution can be achieved.  The General Partner does not anticipate cash flow from the films to increase significantly in the future.  The lack of significant cash flow presently being generated by the Partnership’s films may negatively affect the ultimate sales price of the films.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, revenues from “Curacao,” “The Little Kidnappers” and “The Story Lady” were $320, $0 and $0, respectively.  Revenues of the Partnership decreased $101, from $421 to $320 for the three months ended September 30, 2000 and 2001, respectively.   This decrease was due to a decrease in royalty revenue from “The Little Kidnappers.”  For the nine months ended September 30, 2001, revenues from “Curacao,” “The Little Kidnappers” and “The Story Lady” were $1,482, $33,587 and $0, respectively.  Revenues of the Partnership increased $7,844, from $27,225 to $35,069 for the nine months ended September 30, 2000 and 2001, respectively.  This increase was primarily the result of an increase in international distribution revenue recognized for “The Little Kidnappers” partially offset by a substantial decrease in revenue from “Curacao.”

Distribution fees and expenses increased $328, from $422 to $750 for the three months ended September 30, 2000 and 2001, respectively.  This increase resulted from an increase in distribution expenses accrued for “The Story Lady.”  Distribution fees and expenses increased $8,366, from $463 to $8,829 for the nine months ended September 30, 2000 and 2001, respectively.  This increase was primarily the result of an $8,000 payment made to an unaffiliated company to perform technical work on “The Little Kidnappers,” allowing for the film to be redistributed in parts of Europe.  Distribution fees and expenses typically relate to the compensation due and costs incurred in connection with selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $21,685, from $6,606 to $28,291 for the three months ended
September 30, 2000 and 2001, respectively.  Operating, general and administrative expenses increased $19,316, from $35,173 to $54,489 for the nine months ended September 30, 2000 and 2001, respectively.  These increases were primarily the result of a significant increase in legal and other professional service expenses related to efforts to sell the Partnership’s programming assets and the preparation of proxy materials.

Interest income decreased $1,449, from $1,752 to $303 for the three months ended September 30, 2000 and 2001, respectively.  Interest income decreased $2,438, from $4,351 to $1,913 for the nine months ended September 30, 2000 and 2001, respectively.  These decreases in interest income were primarily the result of lower average levels of invested cash and lower interest rates during the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000.

Limited Partners’ net loss per partnership unit increased $(1.83), from $(.38) to $(2.21) for the three months ended September 30, 2000 and 2001, respectively.  Limited Partners’ net loss per partnership unit increased $(1.73), from $(.32) to $(2.05) for the nine months ended September 30, 2000 and 2001, respectively.  These changes were due to the results of operations as discussed above.

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
Timothy J. Burke
Vice President

Dated: November 1, 2001