Form 10-K405
period 2001-12-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2002-03-29
CIK 873800

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to              .

Commission file number:  0-19075

JONES PROGRAMMING PARTNERS 1-A, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1088820
(State of Organization)	(IRS Employer Identification No.)

9697 E. Mineral Avenue, Englewood, Colorado 80112	(303) 792-3111
(Address of principal executive office and Zip Code)	(Registrant’s telephone no. including area code)

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

Yes ☒	No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant:  N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Information contained in this Form 10-K Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the General Partner or the Partnership expects, believes or anticipates will or may occur in the future are forward-looking statements.  These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties.  Actual results could differ materially from the results predicted by these forward-looking statements.

PART I.

ITEM 1.  BUSINESS

Jones Programming Partners 1-A, Ltd. (the “Partnership”) is a Colorado limited partnership that was formed in April 1989 pursuant to the public offering of limited partnership interests in the Jones Programming Partners Limited Partnership Program.  Jones Entertainment Group, Ltd. is the general partner of the Partnership (the “General Partner”).  The Partnership was formed to acquire, develop and own rights to produce and license original programming.  All the Partnership’s films are subject to a variety of license agreements for various markets.  Some of these agreements will last beyond the year 2001.  The General Partner charges the Partnership for certain direct costs incurred on the Partnership’s behalf.  See further discussion of such costs charged to the Partnership by the General Partner in Item 8, Financial Statements, Note 5.  As of December 31, 2001, the Partnership had three programming properties: “The Little Kidnappers,” “The Story Lady” and “Curacao.”  The Partnership will not invest in any additional programming, but instead will focus on the sale of its existing programming.  Following is a description of the Partnership’s programming.

The Little Kidnappers

In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length made-for-television film entitled “The Little Kidnappers.”  The total cost of the film was approximately $3,200,000.  Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner.  In March 1999, the Partnership fully amortized its net investment in this film.  From inception to December 31, 2001, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to help finance the film’s production.  As of December 31, 2001, the Partnership has a $25,125 receivable from this film that is expected to be collected in the second quarter of 2002.  The current status of this receivable is, however, questionable and there is no guarantee that the amount will be collected.

In return for its investment in the film, the Partnership received all distribution rights, excluding theatrical rights, in perpetuity in all markets except Canada.  The rights in Canada have since reverted to the Partnership.  Theatrical rights are held by the writer.

The Partnership has agreements with third parties to distribute the film in various markets. The following rights will not be available until the expiration of the agreements.  In November 1990, international home video rights were licensed to a third party for no earlier than 10 years following completion of delivery, said rights terminated in December 2000.  Such party has licensed all international pay television and video rights in Brazil until June 2002.  Another licensee has the international television and satellite rights to distribute the film in France, the United Kingdom, French Belgium, the Benelux countries, Iceland, Sweden, Norway, Denmark & Finland, Africa & the Middle East and Turkey until between March 2003 and February 2005.  International television and satellite rights are held in Germany by another licensee until September 2010. North American home video rights are licensed to a third party.

The Story Lady

In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. (“NBCP”) for the production of a full–length, made–for–television film entitled “The Story Lady.”  The total cost of the film was approximately $4,300,000.  Of this amount, the Partnership invested approximately $1,183,000 in return for all distribution rights to this film, excluding all United States network distribution rights retained by NBC, after the required airings on the NBC television network which have occurred.  Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.  In December 1995, the Partnership fully amortized its net investment in this film.  From inception to December 31, 2001, the Partnership has recognized approximately $2,299,000 of revenue from this film.

The Partnership licensed back the international rights to NBCP for an eight year term (which expired at the end of 1999 and was extended until July 12, 2001, when it was terminated).  NBCP has entered into distribution agreements with third parties beyond the initial term provided in the sub-license agreement with the Partnership.  These distribution  rights are not available until their expiration, including international video rights in Mexico and the Philippines.  International pay television rights are not available in Argentina.  International free television rights are not available in Argentina, Colombia, Czech Republic, France, Honduras, Mexico, Romania, Slovakia, South America, Ukraine, Venezuela, Turkey, Panama, Chile, Nicaragua, Cyprus, Sri Lanka and Africa.  These agreements are set to expire at various times through November 2003.  All international distribution rights, other than set forth above, are available.

The Partnership controls non-network television distribution (i.e., syndication, cable, pay cable) in the United States and domestic home video distribution, which rights are available.

Curacao

In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. (“Showtime”) for the production of a full–length, made–for–television film entitled “Curacao.” The Partnership provided financing for the film and received all worldwide distribution rights, except certain distribution rights granted to a third party which have now reverted back to the Partnership.  Circling Curacao, N.V., a wholly owned subsidiary of the Partnership which provided certain production services, holds distribution rights in the Netherland Antilles, Aruba and Surinam, in perpetuity.  Showtime was granted certain rights, including an exclusive pay television license and exclusive home video rights in the United States and islands of the Caribbean.  Showtime’s pay television and certain other domestic rights may not expire for a number of years, unless Showtime waives certain commercial windows.  On February 27, 2002, Showtime agreed to consolidate its rights into a single window that shall commence on May 1, 2002 and continue through, and conclude on, October 31, 2003.  The total production cost of the film incurred by the Partnership was approximately $4,410,000.  In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime presale and supervising production of this picture.  In December 1999, the Partnership fully amortized its net investment in this film.  From inception to December 31, 2001, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film’s production.

International theatrical, free television and home video rights are licensed to a third party until October 2003. International pay television rights in Australia are licensed until April 2002.  All other international distribution rights are available.

Current Status of Sales Efforts

The General Partner, on behalf of the Partnership, is pursuing the sale of the Partnership’s assets.  The Partnership has obtained the services of a broker to assist in the sale of the Partnership’s films.  Pursuant to the services agreement, the broker will receive a 10 percent commission for arranging the sale, or sales, of the Partnership’s films.

The General Partner, with the assistance of the broker, has reached tentative agreements to sell, transfer, or license the Partnership’s programming assets to unaffiliated parties.  Until the agreements are finalized and the sales are closed, there is no assurance that the transactions will be completed as described below, or completed at all.

The Partnership has tentatively agreed to sell all of its rights in “The Little Kidnappers,” “Curacao” and license certain distribution rights in the “The Story Lady” to a film distributor.  As consideration for selling such rights, the Partnership would potentially receive approximately $50,000, $200,000 and $100,000, respectively.  If the sales agreement is finalized, of which there is no assurance, it is anticipated that the transaction will be completed in the second quarter 2002.  It is anticipated 25 percent of the sales proceeds will be escrowed until the end of November 2002.

The Partnership has also agreed (in principle) to transfer its remaining distribution rights in “The Story Lady” to NBCP.  As consideration for transferring such rights, NBCP would release the Partnership from all past and future claims and obligations (including the Partnership’s approximately $175,000 accrued liability).  If the agreement between the Partnership and NBCP is finalized, of which there is no assurance, it is anticipated the transaction will be completed in the second quarter 2002.

ITEM 2.  PROPERTIES

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2001, the Partnership held a Special Meeting of limited partners.  A single proposal was presented to the limited partners for their approval and was passed.

The limited partners approved the sale of the Partnership’s assets, followed by dissolution of the Partnership.

The voting results were as follows:

	Limited Partnership Interests	Percent
For:	7,131	55.96%
Against:	41.32%
Abstained:	48.38%
Total Voted:	7,220	56.66%

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK

AND RELATED SECURITY HOLDER MATTERS

While the Partnership is publicly held, there is no public market for the limited partnership interests and it is not expected that such a market will develop in the future.  As of March 20, 2002, the number of equity security holders in the Partnership was 846.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	1997	1998	1999	2000	2001
Gross revenues	$222,714	$195,717	$9,077	$27,273	$35,069
Costs of filmed entertainment	93,983	11,546	6,027	—	—
Distribution fees and expenses	98,471	196,695	119,104	15,463	8,854
Write-down of film production cost	—	—	58,946	—	—
Operating, general and administrative expenses	94,162	115,247	61,810	43,239	98,441
Operating loss	(63,902)	(127,771)	(236,810)	(31,429)	(72,226)
Net loss	(54,372)	(117,496)	(237,119)	(25,626)	(70,271)
Net loss per limited partnership unit	(4.22)	(9.13)	(18.42)	(1.99)	(5.46)
Weighted average number of limited partnership units outstanding	12,743	12,743	12,743	12,743	12,743
General partner’s deficit	(49,828)	(52,612)	(54,983)	(55,239)	(55,942)
Limited partners’ capital (deficit)	463,594	187,985	(46,763)	(72,133)	(141,701)
Total assets	442,164	265,317	90,254	72,725	34,185
General partner advances	8,303	11,045	10,273	1,973	45,700

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Partnership’s financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.  The Partnership’s actual results may differ significantly from the results predicted in such forward-looking statements.

Results of Operations

2001 Compared to 2000

For the year ended December 31, 2001, revenues from “Curacao,” “The Little Kidnappers” and “The Story Lady” were $1,482, $33,587 and $0, respectively.  Revenues of the Partnership increased $7,796, from $27,273 in 2000 to $35,069 in 2001. This increase was primarily the result of an increase in international distribution revenue recognized for “The Little Kidnappers,” partially offset by a decrease in revenue from “Curacao.”

Distribution fees and expenses decreased $6,609, from $15,463 in 2000 to $8,854 in 2001.  This decrease was primarily due to a substantial decrease in distribution expenses related to “The Story Lady,” partially offset by an increase in expenses for “The Little Kidnappers” related to the films redistribution in parts of Europe.  These distribution fees and expenses generally relate to the compensation due and costs incurred by distributors in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $55,202, from $43,239 in 2000 to $98,441 in 2001.  This increase was primarily the result of a significant increase in legal and other professional service expenses related to efforts to sell the Partnership’s programming assets and the preparation and processing of proxy materials.

Interest income decreased $3,848, from $5,803 in 2000 to $1,955 in 2001.  This decrease in interest income was the result of lower levels of invested cash and lower interest rates during 2001 compared to 2000.

Limited Partners’ net loss per partnership unit increased $(3.47), from $(1.99) in 2000 to $(5.46) in 2001.  This change was due to the results of operations as discussed above.

2000 Compared to 1999

Revenues of the Partnership increased $18,196, from $9,077 in 1999 to $27,273 in 2000.  This increase was primarily the result of revenue collection efforts made by the General Partner with respect to “Curacao.”  Revenue from “Curacao” was $3,703 in 1999 as compared to $26,807 in 2000.  International and domestic sales of “The Little Kidnappers” and “The Story Lady” decreased, resulting in Partnership revenue of $4,455 and $919, respectively, in 1999 compared to $469 and $0, respectively, in 2000.  “The Story Lady” was actively being distributed in 2000, however, due to the unrecouped position of NBCP, the Partnership was not entitled to any of the revenue generated by the film.

Filmed entertainment costs decreased $6,027, from $6,027 in 1999 to $0 in 2000.  This decrease was the result of the full amortization of the capitalized production costs relating to “The Little Kidnappers” in March 1999 and to “Curacao” in December 1999.  Filmed entertainment costs are amortized over the life of the film in the ratio that current gross revenues bear to anticipated gross revenues.

Distribution fees and expenses decreased $103,641, from $119,104 in 1999 to $15,463 in 2000.  This decrease was due primarily to the Partnership recording $119,081 in royalties owed NBCP for the “Story Lady” in 1999 compared to $15,000 in 2000.  These distribution fees and expenses relate to the compensation due and costs incurred by distributors in selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

The Partnership did not have a loss on write-down of film production in 2000.  The loss from the write-down of film production of $58,946 in 1999, was the result of a full write-down of the Partnership’s net investment in “Curacao,” as of December 31, 1999.  As of December 31, 1999, the Partnership had expensed all costs related to the production of each of its three films.

Operating, general and administrative expenses decreased $18,571, from $61,810 in 1999 to $43,239 in 2000.  This decrease was due primarily to the Partnership writing off an outstanding receivable of $26,129 in 1999. A similar write off did not occur in 2000.  This decrease was partially offset by an increase in legal expenses related to the potential sale of the Partnership’s assets.

Interest income increased $2,466, from $3,337 in 1999 to $5,803 in 2000.  This increase in interest income was the result of higher interest rates and higher levels of invested cash balances during 2000 compared to 1999.

Limited Partners’ net loss per partnership unit decreased $16.43, from $(18.42) in 1999 to $(1.99) in 2000.  This change was due to the results of operations as discussed above.

Financial Condition

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership’s programming.  The Partnership has approximately $9,000 in cash as of December 31, 2001. As of December 31, 2001, the Partnership has an approximately $25,000 receivable from “The Little Kidnappers” that is expected to be collected in the second quarter of 2002.  While the General Partner believes it is likely that the amount will be collected in full, the current status of the receivable is questionable and there is no guarantee that the amount will be collected.  Cash used in operations for the year ended December 31, 2001 was approximately $64,000.  In addition to the cash used in operations, the General Partner paid approximately $44,000 of expenses on behalf of the Partnership.  This brought the accounts payable to affiliates balance to approximately $46,000 as of December 31, 2001. The Partnership will not invest in any additional programming projects, but instead will focus on the sale of its three existing films.

It is anticipated that future distributions, if any, will only be made from proceeds received from the sale of the Partnership’s assets.  There is no assurance regarding the timing or amount of future distributions.  The General Partner will be reimbursed for all amounts advanced to the Partnership before any distribution is made to the limited partners.  As of December 31, 2001, such advances totaled approximately $46,000.

The sale of the Partnership’s assets was approved by a vote of the limited partners on December 21, 2001.  Any direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging for the sale, or sales, of the Partnership’s assets will be charged to the Partnership.  The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s assets, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75 percent of their initial capital contributions to the Partnership.  The Partnership has retained the services of a broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,643 for film evaluation services and expenses.  Pursuant to the services agreement, the broker will also receive a 10 percent commission for arranging the sale, or sales, of the Partnership’s films.

Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s operations.  The Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  The General Partner does not anticipate cash flow from the films to increase significantly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK.

The Partnership does not hold any financial instruments which present significant interest or market risk.

ITEM 8.  FINANCIAL STATEMENTS

JONES PROGRAMMING PARTNERS 1-A, LTD.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2000 AND 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Jones Programming Partners 1-A, Ltd.:

We have audited the accompanying statements of financial position of Jones Programming Partners 1-A, Ltd. (a Colorado limited partnership) as of December 31, 2000 and 2001, and the related statements of operations, partners’ deficit and cash flows for the three years ended December 31, 2001.  These financial statements are the responsibility of the General Partner’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Programming Partners 1-A, Ltd. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Denver, Colorado,

March 20, 2002.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31,
	2000	2001
ASSETS

CASH AND CASH EQUIVALENTS	$72,725	$9,060

ACCOUNTS RECEIVABLE	—	25,125

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $8,887,206 and $8,887,206 as of December 31, 2000 and 2001, respectively	—	—

Total assets	$72,725	$34,185

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES:
Accounts payable to affiliates	$1,973	$45,700
Accrued liabilities	198,124	186,128

Total liabilities	200,097	231,828

PARTNERS’ DEFICIT:
General partner -
Contributed capital	1,000	1,000
Distributions	(42,440)	(42,440)
Accumulated deficit	(13,799)	(14,502)

Total general partner’s deficit	(55,239)	(55,942)

Limited partners -
Contributed capital (12,743 units outstanding as of December 31, 2000 and 2001)	5,459,327	5,459,327
Distributions	(4,201,502)	(4,201,502)
Accumulated deficit	(1,329,958)	(1,399,526)

Total limited partners’ deficit	(72,133)	(141,701)

Total partners’ deficit	(127,372)	(197,643)

Total liabilities and partners’ deficit	$72,725	$34,185

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1999	2000	2001
REVENUES	$9,077	$27,273	$35,069

COSTS AND EXPENSES:
Costs of filmed entertainment	6,027	—	—
Distribution fees and expenses	119,104	15,463	8,854
Write-down of film production cost	58,946	—	—
Operating, general and administrative expenses	61,810	43,239	98,441

Total costs and expenses	245,887	58,702	107,295

OPERATING LOSS	(236,810)	(31,429)	(72,226)

OTHER INCOME (EXPENSE):
Interest income	3,337	5,803	1,955
Other expense, net	(3,646)	—	—

Total other income (expense), net	(309)	5,803	1,955

NET LOSS	$(237,119)	$(25,626)	$(70,271)

ALLOCATION OF NET LOSS:
General partner	$(2,371)	$(256)	$(703)

Limited partners	$(234,748)	$(25,370)	$(69,568)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(18.42)	$(1.99)	$(5.46)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	12,743	12,743	12,743

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

	For the Years Ended December 31,
	1999	2000	2001
GENERAL PARTNER:
Balance, beginning of year	$(52,612)	$(54,983)	$(55,239)
Net loss	(2,371)	(256)	(703)

Balance, end of year	$(54,983)	$(55,239)	$(55,942)

LIMITED PARTNERS:
Balance, beginning of year	$187,985	$(46,763)	$(72,133)
Net loss	(234,748)	(25,370)	(69,568)

Balance, end of year	$(46,763)	$(72,133)	$(141,701)

TOTAL PARTNERS’ DEFICIT	$(101,746)	$(127,372)	$(197,643)

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,119)	$(25,626)	$(70,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of filmed entertainment costs	6,027	—	—
Write-down of film production cost	58,946	—	—
Net change in assets and liabilities-
Decrease (increase) in accounts receivable	102,769	3,628	(25,125)
Decrease in other assets	3,275	—	—
Net change in accounts payable to affiliates	(772)	(8,300)	43,727
Increase (decrease) in accrued liabilities	62,828	16,397	(11,996)

Net cash used in operating activities	(4,046)	(13,901)	(63,665)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,046)	(13,901)	(63,665)

CASH AND CASH EQUIVALENTS, beginning of year	90,672	86,626	72,725

CASH AND CASH EQUIVALENTS, end of year	$86,626	$72,725	$9,060

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(1)           ORGANIZATION AND BUSINESS

Organized in April 1989, Jones Programming Partners 1-A, Ltd. (the “Partnership”) is a limited partnership formed pursuant to the laws of the State of Colorado to engage in the development, production, acquisition, licensing and distribution of original entertainment programming.  Jones Entertainment Group, Ltd. is the “General Partner” of the Partnership.

(2)                                 LIQUIDITY

The Partnership has experienced recurring losses from operations and is currently in a deficit capital position.  Revenues currently being generated by the Partnership’s films are insufficient to fund the Partnership’s ongoing operations.  The Partnership will have to rely on the General Partner to fund its operations.  However, the General Partner is under no obligation to fund the operations of the Partnership, and on a quarterly basis, will evaluate whether to provide funding to the Partnership.  The General Partner does not anticipate cash flow from the films to increase significantly.

The Limited Partners have approved the sale of the Partnership’s assets and subsequent dissolution of the Partnership.  The General Partner has reached tentative agreements to sell or transfer the Partnership’s programming assets.  It is anticipated that as a result of these transactions, the Partnership will be able to pay or discharge all of its obligations, including discharging the accrued liability owed to NBCP, and fund its operations until the Partnership is dissolved.  However, there is no assurance that the sales transactions will be completed or that the Partnership will have the necessary funds to operate during 2002.

Upon the sale of the Partnership's assets, the General Partner believes that a final distribution upon dissolution of the Partnership, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75 percent of their initial capital contributions to the Partnership.

(3)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Partnership considers all highly-liquid investments with a maturity when purchased of three months or less to be cash equivalents.

Film Revenue Recognition - The Partnership recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139, “Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121” (“SFAS No. 139”) and AICPA Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”).  Pursuant to SFAS No. 139 and SOP 00-2, revenues from domestic and international licensing agreements for programming are recognized when such amounts are known and the film is available for exhibition or telecast, and when certain other criteria set forth in SFAS No. 139 and SOP 00-2 are met.  Advances received for licensing or other purposes prior to exhibition or telecast are deferred and recognized as revenue when the above conditions are met.  The adoption of SFAS No. 139 and SOP 00-2 in 2000 did not materially effect the manner in which the Partnership recognized revenue.

Investment in and Advances for Film Production - Investment in and advances for film production consist of advances to production entities for story rights, production, and film completion costs, and are stated at the lower of cost or estimated net realizable value.  In addition, film production and overhead fees payable to the General Partner have been capitalized and included as investment in film production.  Film production costs are amortized based upon the individual-film-forecast method.  Estimated losses, if any, will be provided for in full when determined by the General Partner (see Note 6.)

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

Reclassifications - Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

(4)           PARTNERS’ DEFICIT

The capitalization of the Partnership is set forth in the accompanying Statements of Partners’ Deficit. No limited partner is or will be obligated to make any additional contributions to the Partnership.  The General Partner purchased its interest in the Partnership by contributing $1,000 to Partnership capital.

Profits, losses and distributions of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner until the limited partners have received distributions equal to 100 percent of their capital contributions plus an annual return thereon of 12 percent, cumulative and non-compounded. Thereafter, profits/losses and distributions will generally be allocated 80 percent to the limited partners and 20 percent to the General Partner.  Interest income earned prior to the start of the Partnership’s first production was allocated 100 percent to the limited partners. The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s programming, if any, together with all prior distributions paid to the limited partners, will return to the limited partners less than 75 percent of their initial capital contributions to the Partnership.

(5)           TRANSACTIONS WITH AFFILIATES

The General Partner is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership.  The General Partner charged $10,856, $9,680 and $24,742 to the Partnership for direct expenses for the years ended December 31, 1999, 2000, and 2001, respectively.

(6)           INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“The Little Kidnappers”

In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length feature film for television entitled “The Little Kidnappers.”  The total film cost was approximately $3,200,000. Of this amount, the Partnership invested approximately $2,794,000, which included a production and overhead fee of $300,000 paid to the General Partner.  From inception to December 31, 2001, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film’s production. As of December 31, 2001, the Partnership has a $25,125 receivable from the distribution of this film that is expected to be collected during the second quarter of 2002.

In March 1999, the Partnership fully amortized its net investment in this film.  However, the Partnership continues to distribute this film.

“The Story Lady”

The total cost of “The Story Lady” was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights.  Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.  From inception to December 31, 2001, the Partnership has recognized approximately $2,299,000 of revenue from this film.  In December 1995, the Partnership fully amortized its net investment in this film.  However, the Partnership continues to distribute this film.

The Partnership licensed back the international rights to NBC Productions, Inc. (“NBCP”) for an eight year term (which expired at the end of 1999 and was extended until July 12, 2001, when it was terminated to end the agreement) and the Partnership retained domestic distribution rights, principally home video, non-network free television, pay television and non-theatrical.

The Partnership and NBCP revenues are pooled and are to be paid to the parties until each recoups its original investment plus interest.  The Partnership has fully recouped, while NBCP has not fully recouped.  From the time of the Partnership recoupment through December 31, 2001, the Partnership has received approximately $175,000 from distributors which has not been applied to NBCP's unrecouped amount.  As of December 31, 2001, the Partnership has reported this amount as an accrued liability, but believes there is a basis to deny some or all of such liability.

In September 1999, NBCP first claimed that it had mistakenly not taken the full amount of its distribution fees, and was entitled to an additional amount of approximately $192,500.  The Partnership does not believe that NBCP is entitled to the distribution fees that it claims.

Litigation could result because of the disputes with NBCP.  Such litigation would be costly and time consuming.  There is no assurance regarding the favorable resolution of this matter.  The Partnership does not have the funds to make any such payments to NBCP, nor is it likely that the Partnership could borrow the necessary funds.

“Curacao”

In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. (“Showtime”) for the production of a full-length, made-for-television film entitled “Curacao.”  The total production cost of the film was approximately $4,410,000.  In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to December 31, 2001, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000 which was used to finance the film’s production.

The Partnership fully amortized its net investment in this film December 1999, after consideration of approximately $3,450,000 in amortization and approximately $960,000 in write-downs. However, the Partnership continues to distribute this film.

(7)           INCOME TAXES

Income tax provision (benefit) resulting from the Partnership’s operations are not reflected in the accompanying financial statements as such amounts accrue directly to the partners.  The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

The Partnership’s tax returns, the qualification of the Partnership as a limited partnership for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities.  If such examinations result in changes with respect to the Partnership’s tax status or to the Partnership’s recorded income or loss, the tax liability of the general and limited partners would be adjusted accordingly.

The Partnership’s significant book-tax differences between the financial reporting and tax bases of the Partnership’s assets and liabilities are associated with: 1) the difference between the amount of film production cost amortization and loss from write-down of film production cost recognized under accounting principles generally accepted in the United States and the amount of expense allowed for tax purposes; and 2) the allowance for doubtful accounts which is not yet deductible for tax purposes.  Expenses recognized under accounting principles generally accepted in the United States was less than the amount of expense recognized for tax purposes by approximately $472,400, $0 and $250,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Name	Age	Positions with the General Partner
Glenn R. Jones	72	Chairman of the Board, Chief Executive Officer and President
Timothy J. Burke	51	Vice President and Director

Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its inception and he has served as President of the General Partner since April 1994.  Mr. Jones is also the Chairman of the Board of Directors and Chief Executive Officer of the General Partner’s principal shareholder, Jones 21st Century, Inc., a subsidiary of Jones International, Ltd.  Mr. Jones is the sole shareholder, Chairman and Chief Executive Officer of Jones International, Ltd.  He is also an officer and director of a number of subsidiaries for Jones Media Networks, Ltd. (formerly known as Jones International Networks, Ltd.).  For more than five years, until April 1999, Mr. Jones was Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc., a multiple system cable television operator.  In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business.  In 1994, Mr. Jones was inducted into Broadcasting and Cable’s Hall of Fame.  Mr. Jones received a B.S. in Economics from Allegheny College and a J.D. from the University of Colorado School of Law.

Mr. Timothy J. Burke is Vice President and Director of the General Partner.  Mr. Burke is a Group Vice President of Jones International, Ltd. and an officer and/or director of many other Jones International, Ltd. affiliated companies.  He has over 25 years of financial experience, and has been employed with Jones for 19 years.  Prior to the Jones companies, Mr. Burke was a Tax Manager with Arthur Andersen & Co. He received a B.A. in Accounting and a J.D from the University of Iowa.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no employees; however, various personnel are required to operate its business.  Such personnel are employed by the General Partner or an affiliate of the General Partner and, pursuant to the terms of the Partnership’s limited partnership agreement, the cost of such employment can be charged by the General Partner to the Partnership as a reimbursement item.  See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

As of March 20, 2002, no person or entity owns more than 5 percent of the limited partnership interests in the Partnership, except for Herbert Borbe.  Mr. Borbe owns 800 of the 12,743 partnership interests outstanding as of December 31, 2001.  Mr. Borbe’s address is 1709 134th Avenue S.E., Unit 21, Bellevue, Washington 98005.  Mr. Borbe is not a director, officer or employee of the General Partner or any of its affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership.  The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties.  This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm’s-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.  During 2001, in aggregate, transactions of this nature totaled less than $25,000.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements

2.	The following exhibits are filed herewith:

(a) 4.1 Limited Partnership Agreement and Amendment No. 1 to the Limited Partnership Agreement. (1)

(1) Incorporated by reference from the Registrant’s Revised Schedule 14A filed on August 24, 2001.

(b) Exhibit 99 Representations from Arthur Andersen LLP

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES PROGRAMMING PARTNERS 1-A, LTD.,
a Colorado limited partnership
By	Jones Entertainment Group, Ltd.,
its General Partner

		By:	/s/ Glenn R. Jones
Glenn R. Jones
Dated:	March 21, 2002		Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	/s/ Glenn R. Jones
Glenn R. Jones
Chairman of the Board, Chief Executive Officer and President
Dated:	March 21, 2002		(Principal Executive Officer)

		By:	/s/ Timothy J. Burke
Dated:	March 21, 2002		Timothy J. Burke
Vice President