Form 10-Q
period 2002-03-31
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2002-05-13
CIK 873800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-19075

JONES PROGRAMMING PARTNERS 1-A, LTD.

(Exact name of registrant as specified in charter)

Colorado	84-1088820
(State of organization)	(I.R.S. Employer Identification No.)

9697 E. Mineral Avenue, Englewood, Colorado 80112	(303) 792-3111
(Address of principal executive office and Zip Code)	(Registrant’s telephone no, including area code)

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

                Yes ☒                                                                                                                                    No ☐

JONES PROGRAMMING PARTNERS 1-A, LTD.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF FINANCIAL POSITION

	December 31,	March 31,
	2001	2002

ASSETS

CASH AND CASH EQUIVALENTS	$9,060	$9,188

ACCOUNTS RECEIVABLE	25,125	25,125

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $8,887,206 as of December 31, 2001 and March 31, 2002, respectively	—	—

Total assets	$34,185	$34,313

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES:
Accounts payable to affiliates	$45,700	$64,736
Accrued liabilities	186,128	179,834

Total liabilities	231,828	244,570

PARTNERS’ DEFICIT:
General partner —
Contributed capital	1,000	1,000
Distributions	(42,440)	(42,440)
Accumulated deficit	(14,502)	(14,628)

Total general partner’s deficit	(55,942)	(56,068)

Limited partners —
Contributed capital, net of offering costs (12,743 units outstanding as of December 31, 2001 and March 31, 2002)	5,459,327	5,459,327
Distributions	(4,201,502)	(4,201,502)
Accumulated deficit	(1,399,526)	(1,412,014)

Total limited partners’ deficit	(141,701)	(154,189)

Total partners’ deficit	(197,643)	(210,257)

Total liabilities and partners’ deficit	$34,185	$34,313

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2001	2002

REVENUES	$34,695	$98

COSTS AND EXPENSES:
Distribution fees and expenses	8,079	—
Operating, general and administrative expenses	11,284	12,742

Total costs and expenses	19,363	12,742

OPERATING INCOME (LOSS)	15,332	(12,644)

INTEREST INCOME	674	30

NET INCOME (LOSS)	$16,006	$(12,614)

ALLOCATION OF NET INCOME (LOSS):
General Partner	$160	$(126)

Limited Partners	$15,846	$(12,488)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$1.24	$(.98)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	12,743	12,743

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,006	$(12,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Net change in assets and liabilities:
Increase in accounts receivable	(33,500)	—
Net change in amounts due to affiliates	29,929	19,036
Decrease in accrued liabilities	(22,565)	(6,294)

Net cash provided by (used in) operating activities	(10,130)	128

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,130)	128

CASH AND CASH EQUIVALENTS, beginning of period	72,725	9,060

CASH AND CASH EQUIVALENTS, end of period	$62,595	$9,188

The accompanying notes are an integral part of these financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Programming Partners 1-A, Ltd. (the “Partnership”) as of December 31, 2001 and March 31, 2002 and its results of operations and its cash flows for the three month periods ended March 31, 2001 and 2002.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2)   TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (“General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $5,847 and $10,008, to the Partnership for the three-month periods ended March 31, 2001 and 2002, respectively.

(3)   INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

        “The Little Kidnappers”

In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length feature film for television entitled “The Little Kidnappers.”  The total film cost was approximately $3,200,000.  Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner.  From inception to March 31, 2002, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film’s production.  In March 1999, the Partnership fully amortized its net investment in this film.  As of March 31, 2002, the Partnership had a $25,125 receivable from the distribution of this film.  In April 2002, the Partnership collected $24,644 of this receivable.  During April 2002, the General Partner assessed the remaining $481 receivable and determined it was uncollectible.  The remaining receivable will be written off during the second quarter of 2002.

“The Story Lady”

In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. (“NBCP”) for the production of a full-length made-for-television film entitled “The Story Lady.”  The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights.  Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.  From inception to March 31, 2002, the Partnership has recognized approximately $2,299,000 of revenue from this film.  In December 1995, the Partnership fully amortized its net investment in this film.

The Partnership and NBCP revenues are pooled and are to be paid to the parties until each recoups its original investment plus interest.  The Partnership has fully recouped, while NBCP has not fully recouped.  From the time of the Partnership recoupment through March 31, 2002, the Partnership has received approximately $175,000 from distributors which has not been applied to NBCP’s unrecouped amount.  As of March 31, 2002, the Partnership has reported this amount as an accrued liability, but believes there is a basis to deny some or all of such liability.

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

“Curacao”

In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. for the production of a full-length, made-for-television film entitled “Curacao.”  The total production cost of the film incurred by the Partnership was approximately $4,410,000.  In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to March 31, 2002, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film’s production.

The Partnership fully amortized its net investment in this film December 1999, after consideration of approximately $3,450,000 in amortization and approximately $960,000 in write-downs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on hand and amounts received from the domestic and international distribution of the Partnership’s programming.  The Partnership had $9,188 in cash as of March 31, 2002.  As of March 31, 2002, the Partnership had a $25,125 receivable from “The Little Kidnappers” of which $24,644 was collected in April 2002.  Net cash provided by operations for the three months ended March 31, 2002 was $128.  In addition, the General Partner paid approximately $19,000 of expenses on behalf of the Partnership.  This brought the accounts payable to affiliates balance to approximately $65,000 as of March 31, 2002. The Partnership will not invest in any additional programming projects, but instead will focus on the sale of its three existing films.

It is anticipated that future distributions, if any, will only be made from proceeds received from the sale of the Partnership’s assets.  There is no assurance regarding the timing or amount of future distributions.  The General Partner will be reimbursed for all amounts advanced to the Partnership before any distribution is made to the limited partners.  As of March 31, 2002, such advances totaled approximately $65,000.

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

RESULTS OF OPERATIONS

Revenues of the Partnership decreased $34,597, from $34,695 to $98 for the three months ended March 31, 2001 and 2002, respectively.  This decrease was primarily due to a lack of distribution revenue from “The Little Kidnappers” in the first quarter 2002 compared to approximately $34,000 in revenue from this film in the first quarter of 2001.

Distribution fees and expenses decreased $8,079, from $8,079 to $0 for the three months ended March 31, 2001 and 2002, respectively.  This decrease was primarily the result of an $8,000 payment made during the first quarter of 2001 related to the distribution of “The Little Kidnappers” compared to $0 distribution fees for the first quarter of 2002.  Distribution fees and expenses typically relate to the compensation due and costs incurred in connection with selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $1,458, from $11,284 to $12,742 for the three months ended
March 31, 2001 and 2002, respectively.  This increase was primarily due to an increase in legal and accounting expenses during the three months ended March 31, 2002 compared to the same period in 2001.  The Partnership has and will continue to have significant legal, accounting and professional service expenses related to efforts to sell the Partnership’s programming assets.

Interest income decreased $644, from $674 to $30 for the three months ended March 31, 2001 and 2002, respectively.  This decrease in interest income was primarily the result of lower average levels of invested cash balances during the first three months of 2002 compared to the same period in 2001.

Limited Partners’ net income (loss) per partnership unit changed $(2.22), from $1.24 to $(.98) for the three months ended March 31, 2001 and 2002, respectively.  This change was due to the result of the operations as discussed above.

Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

                1)     Exhibits

                        None

                2)     Reports on Form 8-K

(a)   Form 8-K, Item 5. Other Events, filed on January 2, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 1-A, LTD.
	BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

	By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President

Dated: May 9, 2002