Form 10-Q
period 2002-06-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2002-08-13
CIK 873800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒                                                                                                                                    No  ☐

JONES PROGRAMMING PARTNERS 1-A, LTD.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31, 2001	June 30, 2002 (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS	$9,060	$8,862

ACCOUNTS RECEIVABLE	25,125	—

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $8,887,206 as of December 31, 2001 and June 30, 2002, respectively	—	—

Total assets	$34,185	$8,862

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES:
Accounts payable to affiliates	$45,700	$64,257
Accrued liabilities	186,128	177,933

Total liabilities	231,828	242,190

PARTNERS’ DEFICIT:
General partner —
Contributed capital	1,000	1,000
Distributions	(42,440)	(42,440)
Accumulated deficit	(14,502)	(14,859)

Total general partner’s deficit	(55,942)	(56,299)

Limited partners —
Contributed capital, net of offering costs (12,743 units outstanding as of December 31, 2001 and June 30, 2002)	5,459,327	5,459,327
Distributions	(4,201,502)	(4,201,502)
Accumulated deficit	(1,399,526)	(1,434,854)

Total limited partners’ deficit	(141,701)	(177,029)

Total partners’ deficit	(197,643)	(233,328)

Total liabilities and partners’ deficit	$34,185	$8,862

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITIED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002

REVENUES	$54	$—	$34,749	$98

COSTS AND EXPENSES:
Distribution fees and expenses	—	—	8,079	—
Operating, general and administrative expenses	14,914	23,101	26,198	35,843

Total costs and expenses	14,914	23,101	34,277	35,843

OPERATING INCOME (LOSS)	(14,860)	(23,101)	472	(35,745)

INTEREST INCOME	936	30	1,610	60

NET INCOME (LOSS)	$(13,924)	$(23,071)	$2,082	$(35,685)

ALLOCATION OF NET INCOME (LOSS):
General partner	$(139)	$(231)	$21	$(357)

Limited partners	$(13,785)	$(22,840)	$2,061	$(35,328)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$(1.08)	$(1.79)	$.16	$(2.77)

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	12,743	12,743	12,743	12,743

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,082	$(35,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Write off of bad debt	—	481
Net change in assets and liabilities:
Decrease (increase) in accounts receivable	(33,500)	24,644
Decrease in accrued liabilities	(20,940)	(8,195)
Increase in accounts payable to affiliates	43,218	18,557

Net cash used in operating activities	(9,140)	(198)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,140)	(198)

CASH AND CASH EQUIVALENTS, beginning of period	72,725	9,060

CASH AND CASH EQUIVALENTS, end of period	$63,585	$8,862

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)              BASIS OF PRESENTATION AND NATURE OF BUSINESS

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Jones Programming Partners 1-A, Ltd. (the “Partnership”) as of December 31, 2001 and June 30, 2002, its results of operations for the three and six month periods ended June 30, 2001 and 2002, and its cash flows for the six month periods ended June 30, 2001 and 2002.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Partnership was formed in 1989 to develop, produce, distribute and license original entertainment programming.  The Partnership had three film assets entitled “The Little Kidnappers,” “The Story Lady” and “Curacao.”  The sale of these films was approved by a vote of the limited partners in December 2001.  As a result of the disposition of the Partnership’s rights in these films in July 2002, the Partnership will not conduct any business other than winding up its affairs.  See Note 4, Subsequent Events, below.

(2)              TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $4,705 and $4,360, to the Partnership during the three months ended June 30, 2001 and 2002, respectively.  For the six months ended June 30, 2001 and 2002, $10,552 and $14,368, respectively, were charged to the Partnership for direct expenses.

(3)              INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“The Little Kidnappers”

In January 1990, the General Partner, on behalf of the Partnership, entered into an agreement with Jones Maple Leaf Productions to produce a full-length feature film for television entitled “The Little Kidnappers.”  The total cost of this film was approximately $3,200,000.  Of this amount, the Partnership invested approximately $2,794,000, which includes a production and overhead fee of $300,000 paid to the General Partner.  From inception to June 30, 2002, the Partnership has recognized approximately $3,036,000 of revenue from this film, which includes the initial license fees of approximately $1,365,000 from The Disney Channel and the Canadian Broadcasting Corporation, which were used to finance the film’s production.  In March 1999, the Partnership fully amortized its net investment in this film.  In April 2002, the Partnership collected $24,644 of the $25,125 receivable for this film.  During May 2002, the Partnership wrote off the remaining $481 receivable as it was determined to be uncollectible.  In July 2002, the Partnership sold all of its rights in “The Little Kidnappers” to an unaffiliated film distributor.  See Note 4, Subsequent Events, for more information about this transaction.

“The Story Lady”

In April 1991, the General Partner, on behalf of the Partnership, entered into an agreement with NBC Productions, Inc. (now known as NBC Studios, Inc.) (“NBC”) for the production of a full-length made-for-television film entitled “The Story Lady.”  The total cost of the film was approximately $4,300,000. Of this amount, the Partnership invested approximately $1,183,000 in return for worldwide distribution rights to this film, excluding United States and Canadian broadcast television rights.  Included in the total amount invested is a production and overhead fee of $120,000 paid to the General Partner.  From inception to June 30, 2002, the Partnership has recognized approximately $2,299,000 of revenue from this film.  In December 1995, the Partnership fully amortized its net investment in this film.

The Partnership and NBC revenues are pooled and are to be paid to the parties until each recoups its original investment plus interest.  The Partnership has fully recouped, while NBC has not fully recouped.  From the time of the Partnership recoupment through June 30, 2002, the Partnership has received approximately $175,000 from distributors which has not been applied to NBC’s unrecouped amount.  As of June 30, 2002, the Partnership has reported this amount as an accrued liability, but believes there is a basis to deny some or all of such liability.  See Note 4, Subsequent Events, for more information about this liability.

In July 2002, the Partnership licensed certain distribution rights in “The Story Lady” to an unaffiliated film distributor.  In August 2002, the Partnership transferred its remaining distribution rights in this film to NBC.   See Note 4, Subsequent Events, for more information about these transactions.

“Curacao”

In October 1992, the General Partner, on behalf of the Partnership, entered into an agreement with Showtime Networks, Inc. for the production of a full-length, made-for-television film entitled “Curacao.”  The total production cost of the film incurred by the Partnership was approximately $4,410,000.  In addition to the costs of production, the Partnership paid the General Partner $500,000 as a production and overhead fee for services rendered in connection with arranging the Showtime pre-sale and supervising production of this picture. From inception to June 30, 2002, the Partnership has recognized approximately $4,064,000 of revenue from this film, which includes the initial license fee and home video advance from Showtime of $2,650,000, which was used to finance the film’s production.

In July 2002, the Partnership sold all of its rights in “Curacao” to an unaffiliated film distributor.  See Note 4, Subsequent Events, for more information about this transaction.

(4)              SUBSEQUENT EVENTS

In July 2002, the Partnership sold all of its rights in “The Little Kidnappers” and “Curacao” to Screen Media Ventures LLC, an unaffiliated film distributor (“Screen Media”).   Also in July 2002, the Partnership licensed certain distribution rights in “The Story Lady” to Screen Media.   The Partnership received gross proceeds of $50,000, $200,000 and $100,000, respectively.  The consideration for these transactions was determined by arms-length negotiations between the General Partner and Screen Media.

From the $350,000 total proceeds, twenty five percent (25%) or $87,500 is required to be escrowed until the end of November 2002.  The Partnership received $262,500 at closing, from which a ten percent (10%) commission or $26,250 was paid to Tulip Media Ltd. (“Tulip”), an unaffiliated party, which brokered these transactions for the Partnership.  When the $87,500 is released from escrow, the Partnership will pay Tulip $8,750, the remainder of its ten percent (10%) commission.  In the third quarter of 2002, the Partnership will recognize a gain on the sale of “The Little Kidnappers” and “Curacao” equal to the gross proceeds less commissions.  Also in the third quarter, the Partnership will recognize $100,000 in licensing revenue from the “The Story Lady” and $10,000 in distribution expense for Tulip’s commission.

On July 30, 2002, the Partnership paid the General Partner $74,000 to reimburse it for all unpaid amounts it had advanced to the Partnership as of that date.  The General Partner will continue to be reimbursed for all expenses incurred or paid on behalf of the Partnership.

In August 2002, the Partnership transferred its remaining distribution rights in “The Story Lady” to NBC.  As consideration for transferring such rights, and as part of a mutual release, NBC released the Partnership from all past and future obligations, including the approximately $175,000 liability accrued by the Partnership.  The Partnership will recognize an approximately $175,000 gain from this transaction in the third quarter of 2002.

With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.  The General Partner, on behalf of the Partnership, anticipates making a distribution to the limited partners in August 2002 and a final distribution in December 2002 or January 2003.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is its cash on hand.  As of June 30, 2002, the Partnership had approximately $9,000 in cash and cash equivalents.  Cash used in operations for the six months ended June 30, 2002 was $198.  In addition, the General Partner advanced the Partnership a net amount of approximately $19,000 to pay expenses during this six month period.  This brought the accounts payable to affiliates balance to approximately $64,000 as of June 30, 2002.  In July 2002, the Partnership paid $74,000 to reimburse the General Partner for all amounts it had advanced to the Partnership. The General Partner will continue to be reimbursed for all expenses incurred or paid on behalf of the Partnership.  With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.

Future distributions will only be made from the proceeds received from the sale of the Partnership’s assets. The General Partner anticipates the Partnership will have approximately $190,000 to $210,000 available for distribution to the limited partners after the payment of all sales commissions, legal, accounting and other expenses required to wind up the affairs of the Partnership.  The anticipated distributions would total approximately $14.91 to $16.48 per Limited Partnership Interest.  The General Partner, on behalf of the Partnership, anticipates making a distribution in August 2002 and a final distribution in December 2002 or January 2003.  The General Partner will be reimbursed for any amounts advanced to the Partnership before the anticipated distributions are made to the limited partners.

The sale of the Partnership’s assets was approved by a vote of the limited partners on December 21, 2001. All direct costs incurred by the General Partner on behalf of the Partnership in soliciting and arranging the sales of the Partnership’s assets will be charged to the Partnership.  The General Partner believes that the distribution of the proceeds from the sales of the Partnership’s assets together with all prior distributions paid to the limited partners, will return to the limited partners approximately seventy percent (70%) of their initial capital contributions to the Partnership.  The Partnership retained the services of an unaffiliated broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,675 for film evaluation services and expenses.  The broker has also been paid $26,250 in commissions for the sale of “The Little Kidnappers” and “Curacao” and “The Story Lady” licensing agreement.  The broker will receive a final commission payment of $8,750 when the sales proceeds held in escrow are released at the end of November 2002.

The General Partner anticipates that the proceeds from the sale of the Partnership’s film assets will provide the Partnership sufficient liquidity to fund its limited operations until the Partnership is dissolved.  The Partnership’s only source of future cash flow will be interest income from invested cash balances, which will not be significant.

RESULTS OF OPERATIONS

Revenues of the Partnership decreased $54, from $54 to $0 for the three months ended June 30, 2001 and 2002, respectively.  This decrease was due to a lack of revenue from the films during the second quarter 2002.  Revenues of the Partnership decreased $34,651, from $34,749 to $98 for the six months ended June 30, 2001 and 2002, respectively. This decrease was primarily due to a lack of distribution revenue from “The Little Kidnappers” in 2002 compared to approximately $34,000 in revenue from this film in the first quarter of 2001.  The Partnership has been focusing on the sale of it films, resulting in very little revenue from the distribution of the films during 2002.

There were no distribution fees and expenses during the three months ended June 30, 2001 and 2002.  Distribution fees and expenses decreased $8,079, from $8,079 to $0 for the six months ended June 30, 2001 and 2002, respectively.  This decrease was primarily the result of an $8,000 payment made during the first quarter of 2001 related to the distribution of “The Little Kidnappers” in Europe compared to $0 distribution fees in 2002.  Distribution fees and expenses typically relate to the compensation due and costs incurred in connection with selling the Partnership’s programming in the domestic and international markets.  The timing and amount of distribution fees and expenses vary depending upon the individual market in which programming is distributed.

Operating, general and administrative expenses increased $8,187, from $14,914 to $23,101 for the three months ended
June 30, 2001 and 2002, respectively. This increase was primarily due to an increase in legal expenses related to the sale of the Partnership’s assets.  Operating, general and administrative expenses increased $9,645, from $26,198 to $35,843 for the six months ended June 30, 2001 and 2002, respectively. This increase was also due to an increase in legal expenses related to the sale of the Partnership’s assets.

Interest income decreased $906, from $936 to $30 for the three months ended June 30, 2001 and 2002, respectively.  Interest income decreased $1,550, from $1,610 to $60 for the six months ended June 30, 2001 and 2002, respectively.  These decreases in interest income were primarily the result of lower average levels of invested cash during the three and six month periods ended June 30, 2002 as compared to the same periods in 2001.

Part II - OTHER INFORMATION

Item 3.    Exhibits and Reports on Form 8-K.

a)	Exhibits

None

b)	Reports on Form 8-K

Form 8-K, Item 4. Change in Registrant’s Certifying Accountant, filed on May 16, 2002.

Form 8-K/A, Item 4. Change in Registrant’s Certifying Accountant, filed on May 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 1-A, LTD.
	BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

	By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President

Dated: August 9, 2002