Form 10-Q
period 2002-09-30
JONES PROGRAMMING PARTNERS 1-A LTD
filed 2002-11-14
CIK 873800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

JONES PROGRAMMING PARTNERS 1-A, LTD.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

STATEMENTS OF FINANCIAL POSITION

	December 31, 2001	September 30, 2002 (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS	$9,060	$23,268

ACCOUNTS RECEIVABLE	25,125	—

ESCROW RECEIVABLE	—	87,500

INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION, net of accumulated amortization of $8,887,206 and $0 as of December 31, 2001 and September 30, 2002, respectively	—	—

Total assets	$34,185	$110,768

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES:
Accounts payable to affiliates	$45,700	$1,901
Accrued liabilities	186,128	17,250

Total liabilities	231,828	19,151

PARTNERS’ DEFICIT:
General partner –
Contributed capital	1,000	1,000
Distributions	(42,440)	(43,703)
Accumulated deficit	(14,502)	(10,347)

Total general partner’s deficit	(55,942)	(53,050)

Limited partners –
Contributed capital, net of offering costs (12,743 units outstanding as of December 31, 2001 and September 30, 2002)	5,459,327	5,459,327
Distributions	(4,201,502)	(4,326,502)
Accumulated deficit	(1,399,526)	(988,158)

Total limited partners’ capital (deficit)	(141,701)	144,667

Total partners’ capital (deficit)	(197,643)	91,617

Total liabilities and partners’ capital (deficit)	$34,185	$110,768

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITIED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002

REVENUES	$320	$102,158	$35,069	$102,256

COSTS AND EXPENSES:
Distribution fees and expenses	750	10,000	8,829	10,000
Operating, general and administrative expenses (recovery)	28,291	(134,021)	54,489	(98,178)

Total costs and expenses (recovery)	29,041	(124,021)	63,318	(88,178)

OPERATING INCOME (LOSS)	(28,721)	226,179	(28,249)	190,434

OTHER INCOME:
Interest income	303	29	1,913	89
Gain on sale of films, net	—	225,000	—	225,000

Total other income	303	225,029	1,913	225,089

NET INCOME (LOSS)	$(28,418)	$451,208	$(26,336)	$415,523

ALLOCATION OF NET INCOME (LOSS):
General partner	$(284)	$4,512	$(263)	$4,155

Limited partners	$(28,134)	$446,696	$(26,073)	$411,368

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$(2.21)	$35.05	$(2.05)	$32.28

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING	12,743	12,743	12,743	12,743

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,336)	$415,523
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write off of bad debt	—	481
Expense recovery	—	(174,684)
Net change in assets and liabilities:
Decrease (increase) in accounts receivable	(33,500)	24,644
Increase in escrow receivable	—	(87,500)
Increase (decrease) in accrued liabilities	(17,065)	5,806
Increase (decrease) in accounts payable to affiliates	13,195	(43,799)

Net cash provided by (used in) operating activities	(63,706)	140,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	—	(126,263)

Net cash used in financing activities	—	(126,263)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,706)	14,208

CASH AND CASH EQUIVALENTS, beginning of period	72,725	9,060

CASH AND CASH EQUIVALENTS, end of period	$9,019	$23,268

The accompanying notes are an integral part of these unaudited financial statements.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)         BASIS OF PRESENTATION AND NATURE OF BUSINESS

This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Statements of Financial Position and Statements of Operations and Cash Flows in conformity with accounting principles generally accepted in the United States.  However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Jones Programming Partners 1-A, Ltd. (the “Partnership”) as of December 31, 2001 and September 30, 2002, its results of operations for the three and nine month periods ended September 30, 2001 and 2002, and its cash flows for the nine month periods ended September 30, 2001 and 2002.  Results of operations for these periods are not necessarily indicative of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Partnership was formed in 1989 to develop, produce, distribute and license original entertainment programming.  The sale of the Partnership’s film assets was approved by a vote of the limited partners in December 2001. The disposition of the Partnership’s film assets was completed in 2002.  The Partnership will not conduct any business other than winding up its affairs.  The Partnership’s limited operations will consist of accounting, legal, tax and investor relations activities.  The Partnership will terminate once the winding up process is complete.

(2)         TRANSACTIONS WITH AFFILIATED ENTITIES

Jones Entertainment Group, Ltd. (the “General Partner”) is entitled to reimbursement from the Partnership for its direct and indirect expenses allocable to the operations of the Partnership, which shall include, but not be limited to, rent, supplies, telephone, travel, legal expenses, accounting expenses, preparation and distribution of reports to investors and salaries of any full or part-time employees.  Because the indirect expenses incurred by the General Partner on behalf of the Partnership are immaterial, the General Partner generally does not charge indirect expenses to the Partnership. The General Partner charged direct expenses of $10,406 and $4,374, to the Partnership during the three months ended September 30, 2001 and 2002, respectively.  For the nine months ended September 30, 2001 and 2002, $20,958 and $18,742 respectively, were charged to the Partnership for direct expenses.

(3)         INVESTMENT IN AND ADVANCES FOR FILM PRODUCTION

“The Little Kidnappers”

 In July 2002, the Partnership sold all of its rights in “The Little Kidnappers” to Screen Media Ventures LLC, an unaffiliated film distributor (“Screen Media”). The Partnership received gross proceeds of $50,000. The consideration for this transaction was determined by arms-length negotiations between the General Partner and Screen Media. Twenty five percent (25%) of the gross proceeds or $12,500 is required to be escrowed until the end of November 2002.  The Partnership received $37,500 at closing from which a ten percent (10%) commission or $3,750 was paid to Tulip Media Ltd. (Tulip), an unaffiliated party, which brokered the sale.  When the proceeds held in escrow are released to the Partnership, Tulip will also receive $1,250 or ten percent (10%) of those proceeds.  The partnership recognized a net gain of $45,000 on this transaction during the third quarter of 2002.

“The Story Lady”

In July 2002, the Partnership licensed certain distribution rights in “The Story Lady” to Screen Media for $100,000.  The consideration for this transaction was determined by arms-length negotiations between the General Partner and Screen Media.  Twenty five percent (25%) of the gross proceeds or $25,000 is required to be escrowed until the end of November 2002.  The Partnership received $75,000 at closing from which a ten percent (10%) commission or $7,500 was paid to Tulip, which brokered the transaction.  When the proceeds held in escrow are released to the Partnership,

Tulip will also receive $2,500 or ten percent (10%) of those proceeds.   The Partnership accounted for the transaction by recognizing $100,000 in revenue and $10,000 in distribution fees and expenses during the third quarter of 2002.

In August 2002, the Partnership transferred its remaining distribution rights in “The Story Lady” to NBC as part of a mutual conveyance and release.  As part of this agreement, both parties released each other from all past and future obligations.   In 1998 and 1999, the Partnership accrued a liability totaling approximately $175,000 for amounts potentially owed to NBC.  As a result of the conveyance and release, the Partnership reversed this accrued liability and recorded an expense recovery of approximately $175,000 in the third quarter of 2002.

“Curacao”

In July 2002, the Partnership sold all of its rights in “Curacao” to Screen Media for $200,000. The consideration for this transaction was determined by arms-length negotiations between the General Partner and Screen Media. Twenty five percent (25%) of the gross proceeds or $50,000 is required to be escrowed until the end of November 2002.  The Partnership received $150,000 at closing from which a ten percent (10%) commission or $15,000 was paid to Tulip, which brokered the sale.  When the proceeds held in escrow are released to the Partnership, Tulip will also receive $5,000 or ten percent (10%) of those proceeds.  The Partnership recognized a net gain of $180,000 on this transaction during the third quarter of 2002.

JONES PROGRAMMING PARTNERS 1-A, LTD.

(A Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is cash on hand.  As of September 30, 2002, the Partnership had approximately $23,000 in cash and cash equivalents.  As of November 12, 2002, no claims have been made against the $87,500 held in escrow from the sale of “The Little Kidnappers” and “Curacao” and the licensing of  “The Story Lady.”  The General Partner anticipates the proceeds held in escrow will be released to the Partnership at the end of November 2002.  However, there can be no assurance that claims will not be made against the escrow account.  With the disposition of its film assets, the Partnership will not conduct any business other than winding up its affairs.

In August 2002, the Partnership distributed to the limited partners $125,000 or $9.81 per Limited Partnership Interest.  This was the main distribution of the proceeds received from the sale of the Partnership’s film assets.  The General Partner anticipates the Partnership will have approximately $65,000 to $85,000 available for a final distribution to the limited partners after the payment of all sales commissions, legal, accounting and other expenses and liabilities required to wind up the affairs of the Partnership.  The anticipated final distribution would be approximately $5.10 to $6.67 per Limited Partnership Interest.  The General Partner, on behalf of the Partnership, anticipates making the final distribution in December 2002 or January 2003.  The General Partner believes that the anticipated final distribution together with all prior distributions paid to the limited partners, will return to the limited partners approximately seventy percent (70%) of their initial capital contributions to the Partnership.

The sale of the Partnership’s assets was approved by a vote of the limited partners on December 21, 2001.  The disposition of the Partnership’s film assets was completed in 2002.  The Partnership retained the services of an unaffiliated broker to assist in the sale of the Partnership’s films.  To date, the broker has been paid $6,675 for film evaluation services and expenses.  The broker has also been paid $26,250 in commissions for the sale of “The Little Kidnappers” and “Curacao” and “The Story Lady” licensing agreement.  The broker will receive a final commission payment of $8,750 when the sales proceeds held in escrow are released at the end of November 2002.

The Partnership currently has sufficient liquidity to fund its limited operations until the Partnership is dissolved.  The General Partner will be reimbursed for any amounts advanced to the Partnership before the anticipated final distribution is made to the limited partners.  As of  September 30, 2002, such unreimbursed advances totaled approximately $2,000.

RESULTS OF OPERATIONS

Revenues of the Partnership increased $101,838, from $320 to $102,158 for the three months ended September 30, 2001 and 2002, respectively.  This increase was primarily due to the $100,000 in revenue recognized from “The Story Lady” rights licensed to Screen Media in the third quarter of 2002.  Revenues of the Partnership increased $67,187, from $35,069 to $102,256 for the nine months ended September 30, 2001 and 2002, respectively.  This increase was primarily the result of the “The Story Lady” revenue described above, offset by a significant decrease in revenue from “The Little Kidnappers” in 2002 compared to 2001.

Distribution fees and expenses increased $9,250, from $750 to $10,000 during the three months ended September 30, 2001 and 2002.  Distribution fees and expenses increased $1,171, from $8,829 to $10,000 for the nine months ended September 30, 2001 and 2002, respectively.  These increases were primarily the result of the $10,000 commission for the licensing of “The Story Lady,” offset by a lack of distribution expenses for “The Little Kidnappers” during the three and nine months ending September 30, 2002 compared to the same periods in 2001.

Operating, general and administrative expenses (recovery) changed $162,312, from expense of $28,291 to recovery of $134,021 for the three months ended September 30, 2001 and 2002, respectively.  Operating, general and administrative expenses (recovery) changed $152,667, from expense of $54,489 to recovery of $98,178 for the nine months ended September 30, 2001 and 2002, respectively.  These changes were primarily the result of an expense recovery of approximately $175,000 from “The Story Lady,” partially offset by an increase in legal and accounting expenses related to the sale of the Partnership’s film assets and an increase in audit fees.

Interest income decreased $274, from $303 to $29 for the three months ended September 30, 2001 and 2002, respectively.  Interest income decreased $1,824, from $1,913 to $89 for the nine months ended September 30, 2001 and 2002, respectively.  These decreases in interest income were primarily the result of lower levels of invested cash during the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001.

Gain on sale of films increased to $225,000 from $0 for the three and nine months ended September 30, 2001 and 2002, respectively.  This increase resulted from the July 2002 sale of “The Little Kidnappers” and “Curacao” for $50,000 and $200,000, less a $5,000 and $20,000 sales commission, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed of the effectiveness of the design and operation of the Partnership’s disclosure controls.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective.  There have been no significant changes in the Partnership’s internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Part II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits

		Exhibit 99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b)	Reports on Form 8-K

Form 8-K, reporting Item 2. Acquisition or Disposition of Assets, Item 7. Exhibits, and Item 9. Regulation FD Disclosure, filed on August 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES PROGRAMMING PARTNERS 1-A, LTD.
BY:	JONES ENTERTAINMENT GROUP, LTD.
General Partner

By:	/s/ Timothy J. Burke
Timothy J. Burke
Vice President

Dated: November 12, 2002

CERTIFICATION

I, Glenn R. Jones, certify that:

1.                                       I have reviewed this quarterly report on Form l0-Q of Jones Programming Partners 1-A, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ Glenn R. Jones
Glenn R. Jones, Chief Executive Officer and President of Jones Entertainment Group, Ltd., the General Partner of the Registrant

CERTIFICATION

I, Timothy J. Burke, certify that:

1.                                       I have reviewed this quarterly report on Form l0-Q of Jones Programming Partners 1-A, Ltd.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:	/s/ Timothy J. Burke
Timothy J. Burke, Vice President and Chief Financial Officer of Jones Entertainment Group, Ltd., the General Partner of the Registrant